Form 10KSB
period 2006-12-31
Data Call Technologies
filed 2007-04-03
CIK 1321828

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-131948

DATA CALL TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	30-0062823
(State of organization)	(I.R.S. Employer Identification No.)

600 Kenrick, Suite B-12, Houston, Texas 77060
(Address of principal executive offices)

(832) 230-2376
(Registrant's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The issuer's revenues for its most recent fiscal year were $58,009.

There is currently no market for the Registrant’s securities.

At March 23, 2007, there were 64,412,100 shares of the Issuer's common stock outstanding, which includes 2,044,000 shares of common stock which may be subject to rescission rights as described in greater detail under Note 8 to the Issuer’s audited financial statements, and under “Liquidity and Capital Resources,” below.

Traditional Small Business Disclosure Format (check one): Yes [   ] No [X].

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS	4

ITEM 2. DESCRIPTION OF PROPERTY	18

ITEM 3. LEGAL PROCEEDINGS	18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

PART II

PART III

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006. AS USED HEREIN, THE "COMPANY," "DATA CALL," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO DATA CALL TECHNOLOGIES, INC.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS HISTORY

Data Call Technologies, Inc. ("Data Call," "we," and "us") was incorporated on April 4, 2002, as Data Call Wireless. We subsequently filed Articles of Amendment with the Nevada Secretary of State and changed our name to Data Call Technologies on June 19, 2003. On March 1, 2006, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada to change our name to Data Call Technologies, Inc., and to increase the authorized shares of common stock to 200,000,000 shares and to authorize 10,000,000 shares of preferred stock.

Three of our officers and Directors, James Ammons, Timothy Vance and James Tevis, were previously employed by QVS Wireless Corporation, a Nevada corporation ("QVS"), which specialized in wireless data management systems and technology, previous to our formation. Those individuals left QVS to help form Data Call in the spring of 2002. Subsequent to those individuals leaving QVS, QVS filed litigation against us, Mr. Ammons, Mr. Tevis, Mr. Vance and our previous officers and Directors, Richard Clemens and Derek Argo, alleging breach of contract, breach of fiduciary duty, usurping corporate opportunities, fraud, negligent misrepresentation, tortuous interference, and conversion against those individuals and us.

On August 12, 2002, we, Mr. Ammons, Mr. Vance, Mr. Tevis and QVS entered into a "Side Letter Agreement Made August 12, 2002," which provided for us to pay QVS $20,000 in monthly installments of $2,500 per month and to return $38,000 to Dr. Carl Hoffman in connection with his investment in us.

Effective August 12, 2002, we, Mr. Ammons, Mr. Tevis and Mr. Vance entered into a Settlement Agreement and Mutual Release with QVS, whereby the parties agreed to release each other from all claims or causes of action, suits, proceedings, torts, debts, sums of money, accounts, contracts, controversies, damages, known or unknown, then existing and/or thereafter arising. Pursuant to the Settlement Agreement and Mutual Release, the parties agreed to file an Agreed Permanent Injunction in connection with the pending legal suit, we agreed to assign and release to QVS the domain name www.qvswireless.com, refrain from selling, leasing, marketing or distributing QVS's products, communicating with QVS's shareholders regarding matters related to QVS, and soliciting, contacting or communicating with any of QVS's vendors and/or clients. On June 13, 2003, QVS granted us a Full and Final Release of all claims known or unknown against us and we agreed to pay QVS $2,000 and to assign all of our ownership rights to the "Copy/CallQ-Trac" system to QVS. Additionally, we agreed to issue Dr. Hoffman 500,000 shares of our common stock in lieu of the $38,000 he was owed in connection with the Side Letter Agreement entered into in August 2002. All amounts pursuant to the Settlement Agreement and Mutual Release have been paid to date.

In June 2002, our Chief Executive Officer transferred approximately 40 QVS shareholders an aggregate of approximately 4,610,000 shares of our restricted common stock in consideration for each of those QVS shareholders signing a Release, whereby they agreed to release us, our Chief Executive Officer, James Ammons, and our officers and Directors and employees from any and all claims, rights, obligations, demands and causes of action arising from or relating to QVS.

In May 2006, we entered into a Settlement Agreement and Mutual Release ("Settlement"), with a shareholder of Data Call, Sayda Hernandez. Pursuant to the Settlement, Ms. Hernandez agreed to return 200,000 restricted shares of our common stock, which she held, to us for cancellation and we agreed to pay Ms. Hernandez an aggregate of $20,000 ($0.10 per share). We and Ms. Hernandez also agreed to release, acquit and forever discharge each other, and our agents, servants, representatives, attorneys successors (and in Ms. Hernandez's release of Data Call, Data Call's current and former officers and Directors), from any and all rights, obligations, claims, demands and causes of action, whether in contract, tort, under state and/or federal law, or state and/or federal securities regulation, whether asserted or unasserted, known or unknown, arising from or relating to Ms. Hernandez's August 30, 2002, subscription in Data Call. We subsequently repaid Ms. Hernandez $20,000 and cancelled the 200,000 restricted shares of common stock which we had previously sold to Ms. Hernandez. Although Ms. Hernandez was a non-accredited investor who may have been sold shares without adequate risk factor and business disclosure, similar to the shareholders who were offered rescission through our Rescission Offer, she was not included in the Rescission Offer, and her Settlement with Data Call was a separate transaction from the Rescission Offer, explained in greater detail above.

On June 19, 2006, with an effective date of June 1, 2006, we entered into an Employment Agreement with Everett Poe, our Vice President of Sales (which is a non-executive position). The Employment Agreement has a term of three years, during which time Mr. Poe is to earn $80,000 per year. The termination terms and conditions of Mr. Poe's Employment Agreement are similar to the terms and conditions of our executive Employment Agreements, described above. In connection with and pursuant to our entry into the Employment Agreement with Mr. Poe, we agreed to grant Mr. Poe warrants to purchase up to 500,000 shares of our common stock, which warrants have an exercise price of $0.10 per share. The warrants vest to Mr. Poe as follows, 166,666 warrants on June 1, 2007; 166,667 warrants on June 1, 2008; and 166,667 warrants on June 1, 2009. The warrants expire upon the earlier of the third anniversary of the date which the warrants vest to Mr. Poe, or upon the expiration of thirty days after the termination as an employee of Data Call. The warrants were later amended as described below.

In October 2006, we obtained a $50,000 loan from Milford Mast, a greater than 5% shareholder of Data Call. The loan is evidenced by a promissory note which bears interest at the rate of 7% per annum. The loan was due and payable, along with any accrued and unpaid interest on December 31, 2007. On January 2, 2007, we entered into a Debt Conversion Agreement with Milford Mast, whereby we converted the $50,000 of debt owed to Mr. Mast, into 500,000 restricted shares of our common stock. Mr. Mast agreed to forgive the entire principal and accrued interest on the note in connection with our issuance of the 500,000 restricted shares to Mr. Mast.

In November 2006, we sold 1,000,000 shares of our restricted common stock for aggregate consideration of $100,000 (or $0.10 per share), to Regional Marketing Co., an entity managed by Milford Mast, a greater than 5% shareholder of us (“Regional”).

From November 2006 to March 2007, we sold an aggregate of 4,250,000 shares of our restricted common stock to eleven (11) investors for aggregate consideration of $425,000 (or $0.10 per share).

In December 2006, we sold an additional 2,000,000 shares of our restricted common stock for aggregate consideration of $200,000 (or $0.10 per share), to Regional. We claim an exemption from registration under Rule 506 of the Securities Act of 1933, as amended.

In January 2007, our Board of Directors granted an aggregate of 1,000,000 warrants to purchase shares of our common stock at an exercise price of $0.10 per share, to our legal counsel, David M. Loev. The warrants will expire if unexercised three years from the date such warrants were granted.

On January 2, 2007, our Board of Directors agreed to issue two of our employees an aggregate of 125,000 shares of our restricted common stock in consideration for services rendered to us in connection with the sale of our products.

On January 2, 2007, we agreed to issue an individual an aggregate of 125,000 shares of our restricted common stock in consideration for that individual referring certain investors to us.

On January 2, 2007, our Board of Directors voted to appoint Everett Poe as our Executive Vice President and Tim Vance, a Director of us as our Chief Operating Officer effective January 3, 2007. Mr. Vance accepted the appointment and has served as our Chief Operating Officer since January 3, 2007, and Mr. Poe declined the appointment to serve as our Executive Vice President.

Effective January 15, 2007, we entered into a Warrant Amendment Agreement (the “Warrant Amendment”) with Everett Poe, our Vice President of Sales, which amended the terms of our June 1, 2006 Warrant Agreement (the “Warrant”) entered into with Mr. Poe. The Warrant Amendment amended the terms of Mr. Poe’s original Warrant, to allow Mr. Poe the ability to transfer the Warrant; provided that Mr. Poe would immediately vest all of the 500,000 Warrants (previously, he was to vest 1/3 of the Warrants upon the expiration of each year he remained employed by us); and provided Mr. Poe a cashless exercise provision in connection with the exercise of the Warrant.

On January 17, 2007, our Board of Directors approved the grant of an aggregate of 3,900,000 options to certain of our employees, Directors and officers, which options are exercisable for three years from the date they were granted and are exercisable for shares of our common stock at an exercise price of $0.10 per share. The options were granted to the following individuals in the following amounts:

•	750,000 options to James Tevis, our employee;
•	1,250,000 options to Tim Vance, our Chief Operating Officer and Director;
•	400,000 options to Jim Vance, our employee;
•	500,000 options to Larry Mosley, our Chief Financial Officer and Director; and
•	2,000,000 options to James Ammons, our Chief Executive Officer and Director.

On January 29, 2007, we agreed to grant Miracle Tech, LLC, an aggregate of 900,000 warrants to purchase shares of our common stock at an exercise price of $0.10 per share, which warrants are exercisable for three years from the date they were granted. The warrants were issued in connection with subscriptions received for 900,000 shares of our common stock for an aggregate of $90,000 ($0.10 per share) which we received in January 2007.

On February 27, 2007, our Board of Directors approve the grant of an aggregate of 1,500,000 options to purchase shares of our common stock to Everett Poe, an employee, which options are exercisable for three years from the date they were granted for an exercise price of $0.10 per share. On February 27, 2007, our Board of Directors also approved the issuance of 1,000,000 shares of common stock to Mr. Poe.

In March 2007, in connection with the sale of 1,000,000 shares of our restricted common stock for aggregate consideration of $100,000 or $0.10 per share (which sale is included in the 4,250,000 of shares sold described above), we agreed to issue a shareholder of us an aggregate of 250,000 three year warrants to purchase shares of our common stock at an exercise price of $0.50 per share.

In March 2007, we agreed to sell 250,000 restricted shares of our common stock to two separate investors, for aggregate consideration of $50,000 or $25,000 each. While we have not finalized those subscription agreements to date and therefore have not included the 500,000 restricted shares in the number of outstanding shares used throughout this report, we did agree to grant those investors an aggregate of 500,000 warrants (250,000 each) to purchase shares of our common stock at an exercise price of $0.10 per share.

Business Operations

We currently offer our Direct Lynk Messenger service to customers through the Internet. The Direct Lynk Messenger Service is a streaming Digital Signage product and real-time information service which provides "cafeteria-style" client selection (via our website, www.datacalltech.com) of a wide range of up-to-date information, as well as custom messaging services for display. The Direct Lynk Messenger service is able to work as a stand alone service for customers' displays, and/or to work concurrently with customers' existing digital signage.

Digital Signage is a relatively new and exciting method advertisers can use to promote, inform, educate, and entertain clients and customers about their businesses and products. Through Digital Signage, companies and businesses can use a single television or a series of flat screen televisions to market their services and products on site to their clients and customers in real time. Additionally, because Digital Signage advertising takes place in real time, businesses can change their marketing efforts at a moments notice. We believe this real time advertising better allows companies to tailor their advertising to individual customers, and thereby advertise and sell inventory which appeals to those individual customers, thereby increasing sales and revenues. Benefits to Digital Signage compared to regular print or video advertising include, being able to immediately change a digitally displayed image or advertisement depending on the businesses current clients and customers, and not getting locked into print advertising days or months in advance, which may become stale or obsolete prior to the advertising date of such print advertising.

Data Call specializes in allowing its clients to create their own Digital Signage advertising on the fly, through a portal on its website, www.datacalltech.com. Our clients are able to pick and choose which of our text feeds (described below) they would like to stream from our website, across the Internet, to television sets at their establishments. The only requirements our clients must have are 1) a supported third party video decoder box, which receives the data stream from our website via the Internet and converts that data stream into video images which are then displayed on a television set and 2) an Internet connection. The Direct Lynk System is supported by various third party video decoder boxes, which usually cost between $500 and $2,000, such as those marketed by MagicBox, Inc. ("Magicbox"), Texas Digital Systems, Inc., ChyTV, Scala, Adaptive LED, 3M Company, Keywest Technologies and Vertigo X Media, which are about the size of a standard VCR and which convert the digital signal received from the Internet into text and graphics which can be displayed on a standard television screen. As explained in greater detail below, we currently have dealer agreements in place with ChyTV and Keywest Technologies and a reseller agreement in place with Texas Digital Systems, Inc. Our information can either stream across the bottom, top or sides of the screen, depending on the customers preferences.

Our clients are able to select which of the streaming text feeds they wish to stream from our website to their televisions, which can be displayed at the bottom, top or side of a television screen. Clients can have their televisions on any channel or show video from any source, including VCRs and DVDs, and can add the Direct Lynk stream to the top or bottom of such signal without interrupting the original video being displayed. In this way, the Direct Lynk System adds to information already being displayed on televisions at a client's establishment.

The Direct Lynk System not only allows customers to select from the pre-determined streaming information services described below, but also allows customers to add their own user defined text messages and advertising to the streaming data feed, by picking and choosing what information they would like to stream to their televisions. The client can therefore have any text they would like stream across predefined television screens at a moments notice, and pick which individual locations and which televisions they would like to receive our feeds. For example, an individual who owns a bar may wish to offer a specialized drink special during the final minutes of a football game, and by quickly entering the drink special and message into our website during the game, which caters specifically to the current patrons he has, that individual would be able to broadcast that message to any or all of their televisions almost instantaneously and take advantage of the customers that he has at that moment. Similarly, an individual who owns a supermarket with televisions throughout to advertise items for sale, may notice that certain of his fruit products are nearing their expiration date, and by broadcasting a message over the television sets may be able to sell those fruit products at a discount before they spoil, saving himself money in the long run.

The current types of information, which a client is able to stream through to their televisions through the Direct Lynk System include:

o	Headline News top world and national news headlines (six headlines updated every 30 minutes);

o	Business News top business headlines (six headlines updated every 30 minutes);

o	Financial Highlights world-based financial indicators (ten indicators updated every 30 minutes during NYSE market hours);

o	Entertainment News top entertainment headlines (six headlines updated every 30 minutes);

o	Science News top science headlines (six headlines updated every 30 minutes);

o	Quirky News Bits latest off-beat news headlines (six headlines updated every 30 minutes);

o	Sports Headlines top sports headlines (six headlines updated every 30 minutes)

o	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball (currently set by Sportsbook.com, but subject to change);

o	National Football League latest game schedule (updated once per day) and in-game updates (updated continuously);

o	National Basketball Association - latest game schedule (updated once per day) and in-game updates (updated continuously);

o	Major League Baseball - latest game schedule (updated once per day) and in-game updates (updated continuously);

o	National Hockey League - latest game schedule (updated once per day) and in-game updates (updated continuously);

o	NCAA Football - latest game schedule (updated once per day) and in-game updates (updated continuously) ;

o	NCAA Men's Basketball - latest game schedule (updated once per day) and in-game updates (updated continuously);

o	Professional Golf Association top 10 leaders continuous updated throughout the four-day tournament;

o	NASCAR top 10 race positions updated every 20 laps throughout the race;

o	Major league soccer;

o	Arena Football;

o	Computer industry news;

o	Listings of the day's horoscopes;

o	Listings of the birthdays of famous persons born on each day;

o	Amber alerts;

o	Listings of historical events which occurred on each day in history; and

o	Localized Traffic and Weather Forecasts.

In addition to the above information categories and the client-generated messages, we may, at our discretion, include a Public Service Announcement, third-party advertisement (for additional revenue streams) and/or a Data Call tag line to our streaming text advertising in the future.

We believe that we provide our live content to most of the major digital signage providers in the industry, and such statements have been echoed on the website of Midago.com, which is affiliated with Ariamedia Corporation, whom we have entered into a Letter of Intent in December 2005, which is described in greater detail below. Ryan Thompson is the President of Ariamedia. Ryan Thompson is one of our Selling Security Holders. The reasons for our belief comes from the fact that we supply our Direct Lynk feeds to the majority of companies which we believe are the major companies providing digital signage technology to the marketing industry, including Texas Digital, KeyWest Technology, ChyTV and VertigoXmedia, with whom we have entered into reseller agreements, as explained below.

As of March 15, 2007, we had approximately twenty four clients who pay us subscription fees in connection with our Direct Lynk feeds, which subscription fees totaled $58,009 for the year ended December 31, 2006, and currently total approximately $4,000 per month.

Material Contracts

We receive the information which we stream to our end-users from United Press International ("UPI"), with whom we entered into a "Headlines Distributor Agreement" in July 2005 (the "Distributor Agreement"). The Distributor Agreement grants us a non-exclusive license to use and distribute certain new headlines and other information to our end-users. The effective date of the Distributor Agreement was July 1, 2005, and the Distributor Agreement had a one (1) year term, which renewed automatically on July 1, 2006, and continues to renew for additional one (1) year terms if we do not provide UPI notice of our intent to not automatically renew such Distributor Agreement prior to sixty (60) days before the end of the current term. Pursuant to the Distributor Agreement, we agreed to pay UPI a $500 monthly fee for use of UPI's information. UPI may cancel the Distributor Agreement at any time, with sixty days notice to us, or within fifteen days of any violation by us of any term of the Distributor Agreement and we are able to cancel the agreement upon a default by UPI, which occurs if UPI fails to deliver the headlines and other information to us after thirty days of written notice of such failure, upon thirty days written notice of our intent to terminate the agreement. We also agreed to pay UPI certain royalty payments in connection with the distribution of the information received from UPI pursuant to the Distributor Agreement, which payment we agreed to provide to UPI within thirty days of the end of any month in which we earn subscription fees. These royalty payments are equal to $6 per end-user screen per month which is payable along with the $500 monthly fee.

Pursuant to the Distributor Agreement, a default under the agreement occurs if we fail to make timely payments under the agreement when due, assign the agreement or the rights to the agreement to any parties (other than as provided in the agreement), if we fail to cure any violation of any provision of the agreement within thirty days of receiving such notice of violation from UPI, if we appoint or are appointed a receiver or trustee in bankruptcy and such petition in bankruptcy is not dismissed within thirty (30) days. If we default under the agreement, UPI may terminate the agreement with fifteen (15) days prior written notice and recover any or all of the following from us, any payments due under the agreement, the total amount of fees remaining due to UPI pursuant to the terms of the agreement for the months remaining under the agreement when such agreement is cancelled (minus any amount UPI saves by canceling the agreement), all costs and expenses of collection, including reasonable attorneys' fees and any and all other damages under law. Any accrued and unpaid fees outstanding under the agreement are due within thirty (30) days of any termination of the agreement by us or UPI. Additionally, if we fail to pay any amounts under the agreement when due, UPI has the right to charge us 1.5% interest on such amounts per month until paid.

In December 2005, we entered into a Letter of Intent with Ariamedia Corporation, whereby we agreed to retain Ariamedia to provide creative services to us in the future, which creative services have not been finalized or agreed upon, but which may include print and graphic design, web graphic design, interactive and animation design, if we choose to enter into a definitive agreement with Ariamedia. Pursuant to the Letter of Intent, we agreed to pay Ariamedia an aggregate of $130,000 in connection with the creative services, if we choose to enter into a definitive agreement with Ariamedia, which we have not entered into to date. Additionally, we paid Ariamedia a retainer of $25,000 at such time as we entered into the Letter of Intent. No final agreement has ever been entered into with Ariamedia to date and we do not anticipate entering into such final agreement until our revenues increase substantially.

We also entered into a distribution agreement with Midwest Airlines, Inc. ("Midwest"), with an effective date of January 16, 2006, renewable for successive one (1) year periods thereafter, which was renewed in January 2007, for an additional one (1) year term. The distribution agreement is able to be terminated by Midwest with thirty (30) days written notice to us. The distribution agreement with Midwest currently provides us approximately $1,000 per year in subscription fees.

In March 2006, we entered into an agreement with a platform developer, Mindmatics LLC/plan_b media AG, ("Mindmatics"), a company which merges various software applications for use on related existing applications and devices, in connection with a distribution agreement, which allows us to transfer our Direct Lynk System streaming text feed to cell phones equipped with Internet access. The platform developer in turn has agreements with various cell phone companies, which allows us to provide our streaming text feed to cell phones equipped with Internet access both in the United States and Europe. Revenue pursuant to this contract may be generated two different ways, (1) the cell phone carrier may choose to bill the end user directly for this service, which monthly fee will be split between the carrier, the platform developer and us; or (2) the cell phone carrier may choose to contract with the platform developer and broadcast a small piece of information to all of its subscribers at a small per customer cost, which fee would then be split between the platform developer and us. Pursuant to the agreement, which has a term of twenty-four (24) months, ending on April 1, 2008, we are to receive 45% of the revenue generated by the use of our technology by Mindmatics. On August 1, 2006, we entered into the first amendment to the agreement with Mindmatics, whereby we agreed that we would receive a one (1) time fee of $1,500 in connection with the licensing of our technology by Mindmatics to the Weekly Motorsport Alert for the period of twelve (12) months, in addition to the 45% of the revenues which was provided in the original agreement. We have not received any funds in connection with our agreement with Mindmatics to date.

On March 13, 2006, we entered into an End-User Agreement with Arena Media Networks ("Arena"), which provides television and advertising displays and content to various sports arenas around the country, to provide our Direct Lynk System to Arena for a term of one (1) year (renewable for successive one year terms). Arena agreed to pay us approximately $1,350 per month for the use of our feeds in its arenas. Each party is able to terminate the agreement upon the breach of any provision of the agreement, by providing the other party notice and upon the other party's failure to cure such breach within thirty (30) days of the date notice was given. The effective date of the agreement was April 2, 2006. Arena provides digital signage services to numerous sports arenas, including Shea Stadium, Yankee Stadium, US Cellular Field, Comerica Field, Fenway Park, Joe Robbie Stadium, Conseco Fieldhouse, the SBC Center in San Antonio, the Target Center in Minnesota and the Toyota Center in Houston, among others.

In March 2006, we entered into an agreement with GSA Awards, Inc., to provide us services in connection with us obtaining a federal supply contract number and to help us procure sales through the General Services Administration. The agreement has a five (5) year term, unless we reach sales goals of $200,000 per year or $1,000,000 in aggregate sales, at which time we have agreed to restructure the contract. We paid GSA $16,500 upon our execution of the agreement and agreed to pay GSA a fee of 10% of any sales we generate through our relationship with GSA during the life of the contract. We have not generated any sales through the GSA contract to date and have therefore not paid GSA any additional fees. If the contract is terminated by GSA prior to the end of the term of the agreement for our breach of the agreement or misrepresenting our products, GSA will be entitled to any fees generated through the original terms of the agreement for a period of one (1) year following such termination.

We have also entered into reseller agreements with various parties including Richardson Electronics, The Elevator Channel, KeyWest Technology, VertigoXmedia, and ChyTV, whereby those parties agreed to sell our Direct Lynk System to their customers in consideration for certain sales commissions to be paid to such resellers in connection with such sales, which resale agreements provide for the resellers to be paid a fee of up to 25% of the fees they receive through the sale of our technology in connection with such resales.  (A sample of our standard reseller agreement is incorporated by reference as an exhibit to this report).

In June 2006, we entered into a reseller agreement with Texas Digital Systems, Inc., a Texas corporation, whereby we agreed to resell certain of Texas Digital's technology, including television screens, hardware and video decoder boxes and cabling. We plan to work with Texas Digital through the reseller agreement to create synergies between Texas Digital and ourselves, because Texas Digital manufactures the actual hardware components which will broadcast our Direct Lynk System and we believe that it would be beneficial to us to refer Texas Digital certain of our clients in need of hardware systems and displays and that Texas Digital may in turn refer us certain of their clients in need of data feeds. While the agreement is termed a "reseller agreement" we will not be marketing Texas Digital's products as a reseller, but will simply keep them in mind whenever any of our clients need hardware or television screens suitable to display our products. The term of the agreement is until June 8, 2007, unless terminated prior to that date by either party. Under the agreement we are not to be compensated by Texas Digital directly, but instead will receive a discount from Texas Digital on the prices they normally charge for their products, which products we will then resell to our customers in connection with the Direct Lynk system. The agreement may be terminated at any time without cause by either Texas Digital or us by providing the non-terminating party thirty (30) days written notice of such intent to terminate.

In August 2006, we entered into an agreement with Traffic.com, which we have not received a signed copy of from Traffic.com to date, whereby we received a license from Traffic.com to rebroadcast via our Direct Lynk Messenger system, certain of Traffic.com's traffic and traffic related information. Pursuant to the agreement, we agreed to display Traffic.com's logo and phone number along with any traffic information we may display through our technology. The agreement is in effect until August 14, 2008, at which time it shall renew for additional one (1) year terms, unless either party gives notice to the other of its intent to terminate the agreement prior to ninety (90) days before the end of the term. All fees generated by us under the agreement will be split 50/50 with Traffic.com, however, in the event that we sell the Traffic.com information through a separate platform provider, the revenue will be split 40% to Traffic.com, 25% to us and 35% to a secondary seller. Customers under the Traffic.com agreement are charged as follows:

# of Displays	One time License Fee	Annual Fee For Only the Traffic Feed	Annual Fee For Both the Traffic and Weather Feeds

1-5	$69.96	$155.40	$239.40
6-100	$149.95	$143.40	$227.40
101-500	$695.00	$131.40	$215.40
501-999	$995.00	$119.40	$203.40
1000+	$1,995.00	$107.40	$191.40

For instance, if a customer who we have a direct relationship with desires to display the traffic feed from Traffic.com on 120 different screens, they would have to pay a one time license fee of $695.00 (of which we would receive 50% of or $347.50 pursuant to the terms of the agreement), as well as an annual fee of $131.40 (of which we would receive 50% of or $65.70).

On September 6, 2006, we entered into a Services Agreement with 3M Company. Pursuant to the Services Agreement, we agreed to supply 3M the use of our Direct Lynk Messenger technology. The Services Agreement has a term of two (2) years, unless terminated earlier due to either parties failure to cure a breach under the Services Agreement within thirty (30) days of such breach, either party fails to meet its financial obligations, or is otherwise unable to complete its requirements under the agreement without unavoidable delay for at least thirty days. Pursuant to the Services Agreement, we agreed that 3M would pay us the prices set forth in the agreement (which have been withheld for confidentiality purposes from the exhibit attached hereto in accordance with our prior agreement with 3M) and 3M would reimburse us for any out of pocket expenses in connection with the agreement at our actual cost. Pursuant to the agreement, all materials made available to us by 3M in connection with the services we will provide will remain the property of 3M. We also agreed to maintain at our cost, commercial general liability insurance of at least $2,000,000 per occurrence, if available to us, professional liability insurance of at least $2,000,000 per occurrence, worker's compensation insurance and employer's liability insurance of at least $500,000 per occurrence, which insurance we have obtained to date. We also agreed to indemnify 3M and its affiliates, successors and assigns against any claims brought in connection with our failure to comply with the agreement, and/or any third party claims related to our performance of our obligations under the agreement. The Services Agreement had a confidentiality provision, whereby we agreed to keep 3M's obligations under the agreement confidential and disclose the information in the 3M agreement only as necessary. The Services Agreement creates an independent contractor relationship between us and 3M.

On September 18, 2006, we entered into a Settlement Agreement and Mutual Release with our former employee, Terry Breedlove. Pursuant to the Settlement Agreement and Mutual Release, Mr. Breedlove agreed to return 3,000,000 of the 5,000,000 shares which he held to us for cancellation, and to resign as our employee, and Mr. Breedlove agreed to release us, our officers, directors, attorneys, agents, assigns, representatives and successors, from all rights, obligations, claims, demands, causes of action, whether in contract or tort, or under federal or state law or pursuant to the securities regulations, relating to Mr. Breedlove's employment to us, including all obligations arising there from and/or conduct of our officers, directors, agents or assigns relating to Mr. Breedlove's employment with us. In consideration for the cancellation of the shares by Mr. Breedlove, we agreed to release and forever discharge Mr. Breedlove and his agents, representatives and assigns from any and all rights, obligations, claims, demands and causes of action, whether in contract, tort, under state or federal law or federal securities regulations relating to Mr. Breedlove's employment. However, pursuant to the Settlement and Mutual Release, we reserved the right to bring claims and/or litigation against Mr. Breedlove in the future in the event that any actions taken by Mr. Breedlove during his employment with us are determined in our reasonable belief to be fraudulent or illegal and/or if we are brought into any legal proceeding relating to Mr. Breedlove's employment. Although the Settlement and Mutual Release Agreement was entered into on September 18, 2006, Mr. Breedlove's shares of common stock were not returned to us for cancellation until the end of September 2006, and the cancellation of the shares was not affected until October 2006.

In October 2006, we obtained a $50,000 loan from Milford Mast, a greater than 5% shareholder of Data Call. The loan is evidenced by a promissory note which bears interest at the rate of 7% per annum. The loan was due and payable, along with any accrued and unpaid interest on December 31, 2007. On January 2, 2007, we entered into a Debt Conversion Agreement with Milford Mast, whereby we converted the $50,000 of debt owed to Mr. Mast, into 500,000 restricted shares of our common stock. Mr. Mast agreed to forgive the entire principal and accrued interest on the note in connection with our issuance of the 500,000 restricted shares to Mr. Mast.

Effective January 15, 2007, we entered into a Warrant Amendment Agreement (the “Warrant Amendment”) with Everett Poe, our vice President of Sales, which amended the terms of our June 1, 2006 Warrant Agreement (the “Warrant”) entered into with Mr. Poe. The Warrant Amendment amended the terms of Mr. Poe’s original Warrant, to allow Mr. Poe the ability to transfer the Warrant; provided that Mr. Poe would immediately vest all of the 500,000 Warrants (previously, he was to vest 1/3 of the Warrants upon the expiration of each year he remained employed by us); and gave Mr. Poe a cashless exercise provision in connection with the exercise of the Warrant.

Dependence On One Or A Few Customers

We currently have only approximately twenty-four (24) customers who pay to subscribe to the Direct Lynk System; however we also have several companies which are testing the Direct Lynk System. We generally offer these companies free use of the Direct Lynk System in their establishments for approximately thirty to forty-five days, after which time such companies must choose whether to stop using our trial service or enter into a contract with us and pay us subscription fees to continue to use the Direct Lynk System. We have found this initial free trial period to be effective in educating potential customers of the benefits and uses of our technology.

The twenty-four (24) customers who pay us subscription fees, the majority of which are on a month to month basis as well as some paid in full for a one year subscription, as of the filing of this report, are Arena Media Networks, AVAS Integrated Systems, LLC (FBO Channel), CableOne.net, Consolidated Property Development, Digital AV(BAE Systems, Inc.), Insight Research (Hyatt Regency in Atlanta), the Lake County, Indiana, convention and visitors bureau, Daktronics/FuelCast International, Scala, Inc., TCT West, Harvest Productions, Inc., MACCO/Norwegian Cruise Line-Pearl, Midwest Airlines, Mindmatics LLC, StrandVision LLC, Diamond Security & Sound, Douglas County TV, DTE Energy Resources, Elevator Channel, Muskegon Community College, Special Metals (Huntington AlloysCorp.), Zero In Media, LLC, 3M Digital Signage and Widico. Additionally, various other companies are currently testing our Direct Lynk feeds, but do not pay us subscription feeds as of the date of this filing.

In the near future, we will depend on a small number of customers for the bulk of our revenues, if any. However, in the future, we plan to depend less on a small number of customers. Instead, we hope to offer our Direct Lynk System to many customers in numerous industries. We hope that the diversification of products in the marketplace will lower the risk that the loss of one customer or decline in any one industry will impact our revenues; however, as we have generated only limited revenues though out Direct Lynk System and have only a small number of companies which pay to subscribe to the Direct Lynk System, we may be forced to depend on a small number of clients in the future.

Patents, Trademarks & Licenses

We have no patents, patent applications, trademarks, trademark applications or licenses covering our Direct Lynk Messenger service. We may choose to file a patent application in the future, if our management feels it is in our best interest and raises sufficient capital to pay for the legal costs associated with such filing, but we currently have no plans to file such application. As we have no current patents on our technology, we can provide future investors no assurances that another company does not already have a patent on our technology, that we are not in violation of such patent, if one exists, and/or that we can assert patent rights against another company that utilizes the same technology as us.

Employees

We currently employ nine (9) full time employees.

Estimate Of The Amount Spent On Research And Development Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development on our Direct Lynk Messenger System, including software and hardware development and testing. The amount spent on this research and development since inception is estimated by us to be approximately $2,000,000.

ITEM 2. DESCRIPTION OF PROPERTY

We entered into a three year lease on our principal offices at 600 Kenrick, Suite B-12, Houston, Texas 77060, with First Industrial Development Services, Inc., a Maryland corporation ("Landlord"), which became effective on April 1, 2005. The lease covers approximately 2,240 square feet and has a monthly rental cost of $1,164.80 from April 1, 2006 to March 31, 2008. We have the option to terminate the lease on April 1, 2007, provided that we give the Landlord 180 days notice of our intention to terminate the lease and pay $3,365 in penalties, however we currently have no intention to terminate such lease.

On January 1, 2006, we entered into a lease on approximately 1,875 square feet of office space, which we plan to use for sales/development at 14683 Midway Road, Suite 150, Addison, Texas 75001. The lease has a three year term, ending on January 31, 2009. The monthly rental fee for the term of the lease is $1,719 per month. Additionally, pursuant to the Addison office space lease, we agreed to reimburse the landlord for any costs associated with utilities, taxes and assessments and casualty and liability insurance in connection with the leased space.

ITEM 3. LEGAL PROCEEDINGS

Our former President and Director, Richard Clemens, resigned on June 19, 2003, in connection with a dispute with our current officers and Directors. We previously received correspondence from Mr. Clemens claiming that he was owed approximately 4,500,000 shares of Data Call's common stock, as well as certain other amounts in consideration for services rendered to Data Call. Mr. Clemens was originally issued a certificate evidencing 4,500,000 shares of Data Call's restricted common stock in April 2002 in connection with services rendered to Data Call, and which shares we do not treat as outstanding in the outstanding share amounts disclosed throughout this registration statement, as we rescinded such share issuance in light of certain improprieties by Mr. Clemens during his tenure as our Chief Executive Officer, which are explained in greater detail below. While we have previously had correspondence with this individual, we have not entered into any releases or settlement agreements with Mr. Clemens to date and it is possible that Mr. Clemens will bring legal claims against us in the future in connection with monies or shares owed and/or other claims against us. If Mr. Clemens was to bring legal claims against us, we would assert certain counter claims against him, which may include allegations that during the period Mr. Clemens served as our Chief Executive Officer, he falsified documents, made false and misleading statements to shareholders, allegations that Mr. Clemens may have violated US tax laws in connection with his receipt of payments for services from Data Call, and that Mr. Clemens diverted company monies for his own personal use in violation of his duty of loyalty and care which he was to provide to us and our shareholders in connection with his positions as a fiduciary of Data Call. Additionally, our current management believes that Mr. Clemens misappropriated several company computers for his own use prior to his resignation in June 2003, which computers were never returned to the company, despite several requests for their return by Data Call's attorney and current management.

Mr. Clemens' 4,500,000 shares of Data Call common stock were unilaterally cancelled by Data Call when such improprieties of Mr. Clemens' became known by Data Call's current management team. In connection with such cancellation and the abuses of Mr. Clemens' position as our Chief Executive Officer, we do not believe that Mr. Clemens is owed the 4,500,000 shares which were originally granted in connection with services rendered and do not believe that Mr. Clemens' claims are valid. Even though our management believes that any recovery that Mr. Clemens may be awarded if he were to bring legal proceedings against us would be reduced substantially by Mr. Clemens alleged violations of his duty of care and good faith and misappropriations of company resources and funds (described above), we may still be forced to expend substantial resources on the defense and/or settlement of such claims and as a result, we could be forced to raise additional finances to defend such claims and/or issue Mr. Clemens shares of common stock in settlement of his claims, which may dilute our shareholders, and/or cause us to curtail or abandon our business plan, which could cause any investment in us to become worthless.

In November 2005, Press Association, Inc., a wholly owned subsidiary of The Associated Press ("Press Association"), filed a petition against our Chief Executive Officer and Director, James Ammons, in the County Court at Law No. 3, in Dallas County, Texas entitled Jim Ammons d/b/a Datacall Wireless Corporation. The petition alleged that Mr. Ammons, d/b/a Data Call Wireless Corporation, purchased goods from Press Association at an agreed price of $33,720.50, which goods, Press Association alleges were never paid for. Press Association alleged that the goods provided to Mr. Ammons were news feeds pursuant to an "Aggregator Current News License Agreement Between Press Association, Inc. and Data Call Wireless Corporation," dated February 13, 2003, in which agreement Press Association agreed to provide certain Associated Press news feeds to Data Call in return for certain monthly fees of between $1,400 and $2,000 per month for the use of the Associated Press feeds. Press Association alleged that Data Call failed to pay the fees required by the agreement for the period between July 2003 and November 2004, although Data Call was being provided the use of the Associated Press feeds during this time period. Press Association alleged that they were due the full amount of the $33,720.50 plus pre and post judgment interest at the rate of 6% and 5% per annum, respectively and reasonable attorney's fees.

Neither Mr. Ammons nor Data Call filed an answer to Press Association's petition, and as a result, Press Association filed a Motion for Default Judgment against Mr. Ammons d/b/a Datacall Wireless Corporation on March 24, 2006, which motion was granted on March 30, 2006. The Default Judgment was entered in the amount of $33,720.50, together with interest at the rate of 6% per annum from February 1, 2005, plus reasonable attorney's fees in the amount of $6,070, plus interest at the rate of 6.5% per annum until paid.

Mr. Ammons retained counsel and filed a Notice of Appeal in the Fifth Court of Appeals in Dallas County, Texas on August 7, 2006, Press Association did not file a brief regarding the Notice of Appeal, and instead on October 20, 2006, Mr. Ammons attorney filed a Motion to Set Aside Judgment and Remand Case in the Fifth Court of Appeals in Dallas County, Texas (the "Motion to Set Aside"). The Motion to Set Aside memorialized the terms of an agreement between Press Association, Mr. Ammons and Data Call, whereby Press Association agreed to have the judgment against Mr. Ammons set aside and that the case should be remanded to the trial court so that the proper defendant, Data Call, could be joined in the case and it could be properly litigated.  We are the proper defendant in the lawsuit, because we entered into the agreement with Press Association, not Mr. Ammons personally. Subsequently, in February 2007, we entered into a confidential settlement agreement with Press Association, which settled the terms of the Press Association lawsuit.

Additionally, from time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

[Remainder of page left intentionally blank.]

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No established public trading market exists for our common stock. We have been approved to have our common stock quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “DTCL”; however no shares of common stock have been quoted or traded on the OTCBB to date.

As of March 23, 2007, we had 64,412,100 shares of common stock outstanding, which shares were held by approximately 192 shareholders of record.

Recent Sales Of Unregistered Securities

In November 2006, we sold 1,000,000 shares of our restricted common stock for aggregate consideration of $100,000 (or $0.10 per share), to Regional Marketing Co., an entity managed by Milford Mast, a greater than 5% shareholder of us (“Regional”). We claim an exemption from registration under Rule 506 of the Securities Act of 1933, as amended.

In December 2006, we sold an additional 2,000,000 shares of our restricted common stock for aggregate consideration of $200,000 (or $0.10 per share), to Regional. We claim an exemption from registration under Rule 506 of the Securities Act of 1933, as amended.

From November 2006 to March 2007, we sold an aggregate of 4,250,000 shares of our restricted common stock to eleven (11) investors for aggregate consideration of $425,000 (or $0.10 per share). We claim an exemption from registration under Rule 506 of the Securities Act of 1933, as amended.

On January 2, 2007, we granted our legal counsel, David M. Loev, an individual, a Warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share, which warrants are valid for three years from the date they were granted and contain a cashless exercise provision. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On January 2, 2007, we agreed to issue an individual an aggregate of 125,000 shares of our restricted common stock in consideration for that individual referring certain investors to us. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On January 2, 2007, our Board of Directors agreed to issue two of our employees an aggregate of 125,000 shares of our restricted common stock in consideration for services rendered to us in connection with the sale of our products. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

On January 2, 2007, we entered into a debt conversion agreement with Milford Mast, whereby we converted $50,000 of debt (and certain amounts of accrued and unpaid interest) into an aggregate of 500,000 restricted shares of our common stock. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On January 15, 2007, we entered into the Warrant Amendment with Everett Poe, which amended the terms of Mr. Poe’s June 1, 2006 Warrant. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing transaction did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On January 17, 2007, our Board of Directors approved the grant of an aggregate of 3,900,000 options to certain of our employees, Directors and officers (the “Employees,” as described below, and the “Options”), which Options are exercisable for three years from the date they were granted and are exercisable for shares of our common stock at an exercise price of $0.10 per share. The Options, which will be evidenced by Option Agreements to be drafted subsequent to this filing shall also contain cashless exercise provisions. The Options were granted to the Employees as follows:

o	750,000 Options to James Tevis, our employee;
o	1,250,000 Options to Tim Vance, our Director;
o	400,000 Options to Jim Vance, our employee;
o	500,000 Options to Larry Mosley, our Chief Financial Officer and Director; and
o	2,000,000 Options to Jim Ammons, our Chief Executive Officer and Director.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipient took the securities for investment and not resale and we will take took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

On January 29, 2007, we agreed to issue Miracle Tech, LLC, an aggregate of 900,000 warrants to purchase shares of our common stock at an exercise price of $0.10 per share, which warrants are exercisable for three years from the date they were granted. The warrants were issued in connection with subscriptions received for shares of our common stock in January 2007. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we will take took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In February 2007, we issued 50,000 shares of common stock to Milford Mast, a greater than 5% shareholder of us, which shares had previously been subscribed for in January 2006, by Mr. Mast as part of a subscription for 1,000,000 shares for $100,000 (or $0.10 per share). Mr. Mast was previously only issued 950,000 shares in connection with his previous investment and as a result, Mr. Mast was owed 50,000 in connection with the previous subscription by Mr. Mast. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In February 2007, our Board of Directors agreed to grant Everett Poe, an employee of us, an aggregate of 1,500,000 three year warrants to purchase shares of our common stock at an exercise price of $0.10 per share, which warrants contained a cashless exercise provision in consideration for services rendered by Mr. Poe in his capacity as our employee during January and February 2007. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we will take took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In February 2007, our Board of Directors approved the issuance of 1,000,000 shares of common stock to Mr. Poe in consideration for services rendered to us in his capacity as an employee of during January and February 2007. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In March 2007, in connection with the sale of 1,000,000 shares of our restricted common stock for aggregate consideration of $100,000 or $0.10 per share (which sale is included in the 4,250,000 of shares sold described above), we agreed to issue a shareholder of us an aggregate of 250,000 three year warrants to purchase shares of our common stock at an exercise price of $0.50 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In March 2007, we agreed to sell 250,000 restricted shares of our common stock to two separate investors, for aggregate consideration of $50,000 ($25,000 per investor). While we have not finalized those subscription agreements to date and therefore have not included the 500,000 restricted shares in the number of outstanding shares used throughout this report, we did agree to grant those investors an aggregate of 500,000 warrants (250,000 each) to purchase shares of our common stock at an exercise price of $0.10 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance will not involve a public offering, the recipient will take the securities for investment and not resale and we will take appropriate measures to restrict transfer. No underwriters or agents will be involved in the foregoing issuance and no underwriting discounts or commissions will be paid by us.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

We believe that we can continue our business operations for approximately the next three (3) months, assuming our current rate of monthly expenditure, of approximately $50,000 per month (which amount does not include the full amount of our executive officers’ salaries, a portion of which is being accrued until such time as we have sufficient funds to pay the full amount of such salaries), our current number of employees, and our other expenses do not increase significantly, due to the approximately $281,699 of cash on hand that we had as of December 31, 2006, of which approximately $120,000 remained as of March 20, 2007, the fact that we are currently generating a small amount of revenues through subscriptions to our Direct Lynk system, and through subscriptions for shares of our common stock which we have received since December 31, 2006. In the event that our current monthly rate of expenditure, the number of employees we employ and/or any of our other expenses increase, we may be forced to raise additional capital within the next three (3) months or sooner. We do not currently have any plans to increase our monthly expenditures or number of employees. Moving forward, we anticipate the need for approximately $500,000 in additional funding to continue our operations for the next twelve months, and as such we may need to raise additional capital through the sale of shares of our common stock subsequent to the filing of this report.

Assuming we have sufficient capital moving forward, we plan to continue to grow our business and market our Direct Lynk System to potential customers over the course of the next twelve months by marketing our technology to digital signage manufacturers, trade magazines, trade shows and call centers. We will also continue on a limited basis our practice of providing potential customers free trials of the Direct Lynk System, for which we will receive no revenue, in an attempt to build both product awareness for the Direct Lynk System and to potentially lead to sales down the road, which in the opinion of our management has been successful both in building brand awareness for the Direct Lynk System and in bringing in new clients for subscriptions. We added subscribers for our technology throughout 2006 and hope to build and increase such subscribers moving forward. However, as of the date of this filing, we have generated only minimal revenues through paying subscriptions for the Direct Lynk System, and we can provide no assurances that we will generate any meaningful revenues in the future, that we will be successful in marketing our Direct Lynk System to potential customers or that we will continue to have enough money to continue our business operations and marketing activities in the future. If we are unable to generate sufficient revenues to support our approximately $50,000 per month of expenses moving forward, we may be forced to scale back our marketing efforts (please see "Risk Factors" above for more detailed descriptions of these and other risks to which we are subject).

THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

We had $58,009 of sales revenue for the year ended December 31, 2006, compared to sales revenue of $365 for the year ended December 31, 2005, an increase in sales revenue of $57,644 from the prior period. The $58,009 of sales revenue for the year ended December 31, 2006 and the $365 of sales revenue for the year ended December 31, 2005 consisted of subscription fees received in connection with our Direct Lynk System.

We had total costs of sales for the year ended December 31, 2006 of $45,425 compared to total costs of sales of $0 for the year ended December 31, 2005, which resulted in a gross margin of $12,584 for the year ended December 31, 2006, compared to a gross margin of $365 for the year ended December 31, 2005, an increase in gross margin of $12,219 from the prior year, which increase was due to increased sales of our product.

Cost of sales as a percentage of sales was 78.3% for the year ended December 31, 2006, compared to 0% for the year ended December 31, 2005. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease as we are able to take advantage of economies of scale and because the net cost to us of adding additional subscribers and fees is minimal.

We had total expenses of $1,687,645 for the year ended December 31, 2006, compared to total expenses of $1,076,221 for the year ended December 31, 2005, an increase in expenses of $611,424 or 56.8% from the prior period. The increase in expenses was mainly due to a $577,458 or 126.7% increase in employee compensation, which was due to the increased salaries of our executive officers in connection with the employment agreements described above, as well as 2,500,000 shares of common stock issued to one of our employees valued at $250,000, and 3,000,000 options granted to our Chief Executive Officer, James Ammons; a $64,373 or 72.3% increase in travel expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005, associated with our travel to certain trade shows and to certain corporations’ offices to demonstrate our Direct Lynk System, and a $51,709 or 36.9% increase in legal and accounting costs for the year ended December 31, 2006, compared to the year ended December 31, 2005 in connection with amounts paid to attorneys and our auditor in connection with the preparation of, review of and amendments to our Form SB-2 Registration Statement and financial statements contained therein, which was offset by a $206,225 or 93.7% decrease in contractual services for the year ended December 31, 2006, compared to the year ended December 31, 2005.

We had a net loss of $1,675,061 for the year ended December 31, 2006, compared to a net loss of $1,075,856 for the year ended December 31, 2005, an increase in net loss of $599,205 or 55.7% from the prior year. The increase in net loss for the year ended December 31, 2006, compared to the net loss for the year ended December 31, 2005 was mainly due to the $611,424 or 56.8% increase in expenses for the year ended December 31, 2006 and the $45,425 increase in costs of sales for the year ended December 31, 2006, which was not sufficiently offset by the $57,644 increase in sales revenue for the year ended December 31, 2006, compared to the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $291,723 as of December 31, 2006, which consisted of cash of $281,699 and accounts receivable (net of $1,884 of allowance for doubtful accounts) of $10,024, compared to total current assets of $671,228 consisting solely of cash as of December 31, 2005, a decrease of $379,505 or 56.5% in current assets from December 31, 2005, which decrease in current assets was mainly due to our use of our cash on hand as of December 31, 2005, for operating expenses and general working capital during the year ended December 31, 2006, which was also impacted by less subscriptions for shares of our common stock during the year ended December 31, 2006, compared to the year ended December 31, 2005.

We had total assets of $378,394, as of December 31, 2006, which consisted of current assets of $291,723; total property and equipment (net of accumulated depreciation) of $81,416, which included high end flat screen televisions, computers and software equipment responsible for running our Direct Lynk System which is stored in our Houston and Dallas offices; and other assets of $5,255, which included our deposit on our Houston and Dallas office space.

We had total liabilities of $341,921 as of December 31, 2006, consisting of current liabilities of $137,521 and non-current liabilities consisting of redeemable common stock of $204,400 as of December 31, 2006. Current liabilities consisted of accounts payable of $87,521, which included $50,000 which was owed to our former legal counsel and $50,000 of short-term note payable, which amount was payable to a significant shareholder of us, Milford Mast, and which amount has since been converted into 500,000 shares of common stock, as explained in greater detail above. Redeemable common stock consisted of shares of common stock sold to certain investors from 2003-2006, which investors may have ongoing rescission rights, even though those investors previously rejected our rescission offer to them to return their shares of our common stock for their original subscription cost plus statutory interest. While we are obligated to carry the $204,400 in redeemable common stock on our balance sheet as a liability, we believe that the likelihood of any of the shareholders who hold those shares exercising their remaining rescission rights, if any, is very small.

We had working capital of $154,202 and an accumulated deficit of $6,069,782 as of December 31, 2006.

We had $1,329,225 of cash used in operating activities for the year ended December 31, 2006, which was mainly due to a net loss of $1,675,061, offset by $320,722 of stock issued for services, which shares were issued to our consultants and employees in connection with services rendered.

We had $15,304 of cash used in investing activities during the year ended December 31, 2006, which included $15,304 of purchase of property and equipment.

We had $955,000 in net cash provided by financing activities for the year ended December 31, 2006, representing proceeds from the sale of 9,050,000 shares of our common stock at $0.10 per share pursuant to a private placement during the year ended December 31, 2006, as well as $50,000 received from a loan provided to us by Milford Mast, a significant shareholder of us, which loan has since been converted into shares of our common stock as described in greater detail herein.

Due to the $281,699 of cash that remained as of December 31, 2006, of which approximately $120,000 remained as of March 20, 2007, we believe that with our current rate of monthly expenditures, approximately $50,000 per month, we will be able to maintain our operations for approximately the next three months. We believe we will require approximately $500,000 to maintain our operations for the next twelve months. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. We can provide no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

Although we hope to generate meaningful revenues sufficient to support our operations in the next eight to twelve months, if we are unsuccessful in generating such revenues, we will likely need to take steps to raise equity capital or to borrow additional funds, to continue our operations and meet our upcoming liabilities, as described above. We have no commitments from officers, Directors or affiliates to provide funding. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations.

Additionally, our quarterly expenses may increase as we have become a reporting company as we will need to continue filing quarterly and annual reports with the Securities and Exchange Commission, which will need to contain disclosures drafted by our legal counsel and financial statements reviewed and/or audited by our independent auditors. Additionally, we will need to file reports on Form 8-K with the Commission regarding significant contracts and material events in our business operations. However, we do not believe that our current anticipated monthly expense rate of $50,000 per month will be significantly affected by these filing requirements, as we previously paid our legal counsel and independent auditors significant funds on a monthly basis (which costs are included in our anticipated monthly expenses rate), in connection with our now effective registration statement filings.

Furthermore, we may face liability for certain shares of common stock that were sold by us between October 2003 and December 2005, which were not registered under federal or state securities laws, and as a result, exemptions from registration provided by these securities laws may not have been available or may not have been perfected due to the fact that some non-accredited shareholders who purchased our shares may not have been provided audited financial statements, risk factors, or a description of our business history and results of operations. As a result, we may be deemed to have violated the registration requirements of these securities laws with respect to the offer and sale of the common stock. In December 2005 and January 2006, we offered rescission to twenty-two (22) shareholders who had subscribed for an aggregate of 2,044,000 of our shares of common stock for aggregate consideration of $204,400 or $0.10 per share, and provided each shareholder at least thirty days to decide whether to accept or reject the rescission offer, pursuant to state law and all of the shareholders elected to reject the rescission offer and reaffirm their purchases. Although all of the shareholders elected to reject rescission, certain state securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of securities that was not registered under the relevant securities laws as required. As a result, we may continue to be potentially liable under certain securities laws for such sales of common stock even after completing our rescission offer. We anticipate that such liability in aggregate would not exceed the total price of the purchased shares, $204,400. If we are required to repay this amount, our current estimates of how long we believe we can continue our business activities, without the need for additional funding, currently three months, could be significantly impacted, and we could be forced to raise additional funds through the sale of shares of our common stock to a limited number of investors to repay funds to any rescinding shareholders and/or support our ongoing operations, of which there can be no assurance.

RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report on Form 10-KSB before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

The business and the value of our common stock are subject to the following Risk Factors:

WE REQUIRE ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN.

We believe that we can continue our business operations for approximately the next three months, assuming our current rate of monthly expenditure, approximately $50,000 per month, our current number of employees remains the same, and other expenses do not increase significantly, due to the approximately $281,699 of cash on hand that we had as of December 31, 2006, of which approximately $120,000 remained as of March 20, 2007, and the amount of revenue we generate through subscriptions of our Direct Lynk System. We do not have any commitments or identified sources of additional capital from third parties or from our officers, Directors or majority shareholders. We have generated limited revenues to date. Since inception, we have depended mainly on financing raised through the sale of our common stock to support our operations. There is no assurance that additional financing will be available on favorable terms in the future, if at all or that our Direct Lynk System will ever generate enough revenues for us to sustain our operations. If we are unable to raise additional financing in the future or our current rate of expenditure increases significantly, it would have a materially adverse effect upon our ability to fully implement our business plan and/or to continue with our current operations. Any additional financing may involve dilution to our then-existing shareholders, which could result in a decrease in the value of our securities.

WE HAVE GENERATED ONLY LIMITED REVENUES IN THE PAST, AND MAY NOT GENERATE ANY REVENUES IN THE FUTURE.

We have generated only limited revenues through sales of subscriptions to our Direct Lynk System since its implementation and have generated limited total revenues to date. We have offered free trials to numerous companies in the past and continue to offer free trials to companies, which we believe provides those companies an opportunity to try out our products and see how they may be able to implement the Direct Lynk System in their businesses. While we believe that we offer a unique product which has many beneficial marketing uses for potential customers, we cannot provide any assurances that there will be future demand for our products at the prices we may charge, or at all, as we have not sold any subscriptions for our Direct Lynk System in the past. If we are unable to generate significant revenues through the sale of subscriptions for our Direct Lynk System in the future, we will likely be forced to abandon our business operations, causing any investment in us to become worthless.

WE RELY ON KEY MANAGEMENT AND IF KEY MANAGEMENT PERSONNEL ARE LOST, IT WOULD HAVE A MATERIALLY ADVERSE AFFECT ON OUR BUSINESS OPERATIONS.

Our success depends upon the personal efforts and abilities of James Ammons, our Chief Executive Officer, President, Treasurer, Secretary and Director; Larry Mosley our Chief Financial Officer and Director; Timothy Vance our Director of Customer Support and Director; and James Tevis our Chief Technology Officer and Chief Engineer. Our ability to operate and implement our business plan is heavily dependent upon the continued service of Messrs. Ammons, Mosley, Vance and Tevis, as well as our ability to attract, retain and motivate other qualified personnel. Messrs. Mosley, Vance and Tevis entered into three year employment contracts with us (described below) on October 1, 2005, which are renewable upon the mutual acceptance of both parties; and Mr. Ammons entered into a five year employment agreement with us to serve as our Chief Executive Officer and President on February 8, 2006, with an effective date of January 1, 2006. We face aggressive and continued competition for such personnel and we cannot be certain that we will be able to attract, retain and motivate such personnel in the future. The loss of Messrs. Ammons, Mosley, Vance or Tevis, or our inability to hire, retain and motivate qualified sales, marketing and management personnel would have a material adverse effect on our business and operations and would likely result in a decrease in the value of our securities.

WE HAVE OUTSTANDING ISSUES WITH ONE OF OUR FORMER OFFICERS AND DIRECTORS, WHICH COULD FORCE US TO EXPEND SUBSTANTIAL RESOURCES ON LITIGATION AND/OR A SETTLEMENT.

Our former President and Director resigned on June 19, 2003, in connection with a dispute with our current officers and Directors. We have received correspondence from this individual claiming that he is owed approximately 4,500,000 shares of Data Call's common stock as well as certain other amounts in consideration for services rendered to Data Call. While we had previously been in discussions with this individual regarding entering into a Settlement and Release Agreement with us, we have not entered into any settlements or releases with this individual to date, and have not had any conversations with this individual regarding such settlement for approximately the last ninety (90) days. As a result, it is possible that this individual will bring legal claims against us in the future in connection with monies or shares owed and/or other claims against us. While we believe that we have valid counter claims against this individual, which will substantially lower any judgment he would receive against us (described in greater detail under "Legal Proceedings" above), in the event that this individual does bring legal claims against us in the future, we may be forced to expend substantial resources on the defense and/or settlement of such claims and/or the litigation of our counter claims against this individual. Additionally, if brought, these claims would likely divert the attention and resources of our current officers and Directors away from our operations. Additionally, if this individual was to bring claims against us in the future, we could be forced to raise additional finances or issue this individual shares of common stock in settlement of his claims, which may dilute our shareholders, and/or cause us to curtail or abandon our business plan, which could cause any investment in us to become worthless.

WE HAVE HAD DISPUTES WITH PEOPLE AFFILIATED WITH US IN THE PAST AND CANNOT PROVIDE ANY ASSURANCE THAT WE WILL NOT CONTINUE TO HAVE DISPUTES WITH THESE PEOPLE AND/OR NEW PEOPLE AFFILIATED WITH US IN THE FUTURE.

We have had various disputes with our former officers and Directors as well as previous disputes with our current shareholders. A number of our shareholders are former shareholders of QVS Wireless Corporation ("QVS"), with whom we have had disputes with and been in litigation with in the past (including our current shareholder Dr. Carl Hoffman, who along with QVS, filed a lawsuit against us in the past, see "Description of Business" below). QVS and the majority of QVS's shareholders entered into settlements and releases with us in the past; and while we have received no correspondence nor are we aware that any of our current shareholders have claims against us, we can provide no assurances that the former QVS shareholders will not have disputes with us in the future. Furthermore, we had disputes with one of our employees in September 2006, which led to that employee and us entering into a settlement agreement and mutual release, and the employee returning 3,000,000 shares of common stock to us for termination and being terminated as our employee. If the QVS shareholders, our current shareholders, current or former employees and/or anyone we are affiliated with have disputes with us in the future, we could be forced to expend substantial additional resources in defense of such disputes, which could force us to curtail or abandon our business operations, and/or divert our resources away from our operations.

WE DEPEND HEAVILY ON OUR ABILITY TO MARKET OUR PRODUCTS TO POTENTIAL CONSUMERS.

We depend on our marketing department, which currently consists of five (5) of our employees, to make consumers and potential customers aware of our products. Since inception we have spent approximately $2,000,000 on research, development and marketing activities associated with our Direct Lynk System. If our marketing department fails to make potential customers aware of our products and the advantages and possibilities we believe they bring to potential customers, it is not likely that we will be able to generate enough revenues to continue with research and development on new products and improve our current products. If this were to happen, it is likely that our products will become stagnant and we will not be able to compete in the market. If you invest in us and we fail to properly market our products, we could be forced to curtail our business plan or discontinue our business operations altogether.

WE MAY HAVE POTENTIAL LIABILITY FOR SHARES OF COMMON STOCK WHICH MAY HAVE BEEN SOLD IN VIOLATION OF FEDERAL AND/OR STATE SECURITIES LAWS.

Certain shares of common stock that were sold by us between October 2003 to December 2005 to non-accredited investors, were not registered under federal or state securities laws, and exemptions from registration provided by these securities laws may not have been available or may not have been perfected due to that fact that some non-accredited shareholders who purchased our shares may not have been provided audited financial statements, risk factors, or a description of our business history and results of operations, with the result that we may be deemed to have violated the registration requirements of these securities laws with respect to the offer and sale of the shares of common stock. In December 2005 and January 2006, we offered rescission to such shareholders, and provided each shareholder pursuant to applicable state laws, at least thirty days to decide whether to accept or reject the rescission offer, and all of the shareholders elected to reject the recession offer and reaffirm their purchases. In connection with the rescission offer, we provided every non-accredited shareholder, who we believed that that time may not have been provided full disclosure documents in connection with the purchase of our shares, audited financial statements, risk factors and business information similar to what information is included in this Prospectus. In total, we offered rescission to 22 shareholders who had subscribed for an aggregate of 2,044,000 of our shares of common stock for aggregate consideration of $204,400 or $0.10 per share. Although all of the shareholders elected to reject rescission, certain state securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of securities that was not registered under the relevant securities laws as required. As a result, we may continue to be potentially liable under certain securities laws for such sales of common stock even after completing our rescission offer. We anticipate that such liability in aggregate would not exceed the total price of the purchased shares, $204,400.

Additionally, we may have also violated federal and state securities laws when we sold an aggregate of 200,000 restricted shares of our common stock for $20,000 to Ms. Sayda Hernandez, an individual in August 2002, as such shareholder was not an accredited investor and was not provided the disclosures required by federal and state securities laws including our audited financial statements, risk factors, or a description of our business history and results of operations. We entered into a Settlement Agreement and Mutual Release with Ms. Hernandez in May 2006, whereby Ms. Hernandez agreed to return her 200,000 shares to us for cancellation and we agreed to repay her the $20,000 previously subscribed for, and we also agreed to forever discharge each other, and our agents, servants, representatives, attorneys successors (and in Ms. Hernandez's release of Data Call, Data Call's current and former officers and Directors), from any and all rights, obligations, claims, demands and causes of action, whether in contract, tort, under state and/or federal law, or state and/or federal securities regulation, whether asserted or unasserted, known or unknown, arising from or relating to the subscription. Ms. Hernandez accepted the Settlement offer because of our potential violation of state and federal securities laws and rescinded her purchase. As such, we do not believe that we will have any further liability with Ms. Hernandez's subscription or shares in the future.

FUTURE GOVERNMENT REGULATION OF THE INTERNET MAY ADVERSELY IMPACT OUR BUSINESS OPERATIONS.

We are dependent upon the Internet in connection with our business operations. The United States Federal Communications Commission (the "FCC") does not currently regulate companies that provide services over the Internet, as it does common carriers or tele-communications service providers. Notwithstanding the current state of the FCC's rules and regulations, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which the FCC has long-standing authority. Compliance with future government regulation of the Internet could result in increased costs which would have a material adverse effect on our business, operating results and financial condition, and which would lower the value of any of our securities which are held by you as an investor.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO FORECAST OUR FUTURE RESULTS, MAKING ANY INVESTMENT IN US HIGHLY SPECULATIVE.

As a result of our limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations.

OUR VULNERABILITY TO SECURITY BREACHES, GLITCHES AND OTHER COMPUTER FAILURES COULD HARM OUR FUTURE CUSTOMER RELATIONSHIPS AND OUR ABILITY TO ESTABLISH OUR FUTURE CUSTOMER BASE.

Because we offer the majority of our services through our Internet website (www.datacalltech.com), the secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships will be harmed. Although we currently implement security measures, these measures may not prevent future security breaches. Additionally, heavy stress placed on our systems could cause our systems to fail or cause our systems to operate at speeds unacceptable to our users. If this were to happen, we could lose customers and if severe enough, we could be forced to curtail or abandon our business plan, which would decrease the value of any investment you have in us.

WE RELY ON THE INTERNET INFRASTRUCTURE, AND ITS CONTINUED COMMERCIAL VIABILITY, OVER WHICH WE HAVE NO CONTROL AND THE FAILURE OF WHICH COULD SUBSTANTIALLY UNDERMINE OUR BUSINESS STRATEGY.

Our success depends, in large part, on other companies maintaining the Internet system infrastructure, including maintaining a reliable network backbone that provides adequate speed, data capacity and security. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, as well as the number of malicious viruses and worms introduced onto the Internet, the infrastructure of the Internet may be unable to support the demands placed on it, and as a result, the Internet's performance or reliability may suffer. Because we rely heavily on the Internet, this would make our business less profitable and would lead to a decrease in the value of our common stock.

OUR SYSTEMS AND OPERATIONS ARE VULNERABLE TO DAMAGE OR INTERRUPTION FROM FIRE, FLOOD, POWER LOSS, TELECOMMUNICATIONS FAILURE, BREAK-INS, EARTHQUAKE AND SIMILAR EVENTS.

Our website and systems are hosted by a third party. We are dependent on our systems and ability to stream information over the Internet to consumers. If our systems fail or become unavailable, it would harm our reputation, result in a loss of current and potential customers and could cause us to breach existing agreements. Our success depends, in part, on the performance, reliability and availability of our services. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We would face significant damage as a result of these events. For these reasons, we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems. If this were to happen, we would likely lose customers and our revenues would decrease, causing any investment in us to decease in value as well.

OUR SOFTWARE COULD CONTAIN BUGS, WHICH COULD CAUSE INTERRUPTIONS IN THE SERVICES WE PROVIDE AND/OR CAUSE OUR SERVICES TO FAIL.

Our Direct Lynk System uses sophisticated software which could be found to contain bugs. While we have not experienced any material bugs to date, if present, these bugs could be costly for us to pinpoint and fix and until such bugs, if any, are fixed, they could cause interruptions in our service, which could cause our reputation to decline and/or cause us to lose clients. If our software is found to contain bugs, our reputation could suffer, leading to the loss of clients, which could eventually force us to curtail or abandon our business plans.

WE HAVE NO ISSUED PATENTS OR PENDING PATENT APPLICATIONS FOR OUR TECHNOLOGY AND THEREFORE CANNOT STOP OTHER COMPANIES FROM LAWFULLY PRACTICING TECHNOLOGY SIMILAR TO OURS AND MAY BE SUED BY COMPANIES IN THE FUTURE CLAIMING OUR ACTIVITIES INFRINGE ON THEIR PATENT RIGHTS.

We have no issued patents or pending patent applications for our technology in the United States or any other country and therefore cannot stop other companies from lawfully practicing technology identical or similar to ours in the future. If we are sued by another company claiming our activities infringe on their patent, we could be forced to abandon using our Direct Lynk System or other technology and/or expend substantial expenses in defending against another company's claims. This could have a severely adverse affect on our revenues and could force us to cease our business operations.

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors, in our audited financial statements expressed a concern about our ability to continue as a going concern. We had working capital of $154,202 and an accumulated deficit of $6,069,782 as of December 31, 2006, and have generated limited revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

OUR CHIEF FINANCIAL OFFICER FILED FOR CHAPTER 7 BANKRUPTCY IN DECEMBER 2004, AND HAD HIS DEBTS DISCHARGED IN APRIL 2005.

Our Chief Financial Officer, Larry Mosley, filed for Chapter 7 Bankruptcy in December 2004 and had his debts discharged in April 2005 and 'certain investors may perceive the fact that Mr. Mosley has filed for bankruptcy as a negative factor and may choose not to invest in us. As a result, because the marketplace may have a negative impression of our management team, the value of our common stock may be less than it otherwise would be and/or investors may not choose to invest in us in the future, causing our common stock to be less liquid and have less value than it otherwise would.

OUR TOTAL AMOUNT OF ISSUED AND OUTSTANDING SHARE AMOUNTS MAY BE INCORRECT, AND WE MAY HAVE OUTSTANDING SHARES WHICH ARE UNACCOUNTED FOR.

While we have engaged a transfer agent to keep track of and verify the number of our outstanding shares, we may still have shares for which we have issued stock certificates which may not currently be reflected on our transfer agent's records, including 4,500,000 shares of common stock originally issued to our former Chief Executive Officer, Richard Clemens, which we do not currently reflect as outstanding due to certain disagreements with Mr. Clemens as well as several allegations against Mr. Clemens regarding his unsatisfactory service to Data Call. For instance, it came to our attention in February 2007, that a shareholder of the Company held 100,000 shares of common stock which were sold to the shareholder in March 2004, but which were not reflected as issued in the Company’s records with the transfer agent. We have since amended our previous stock records to include these 100,000 shares. Additionally, it came to our attention in February 2007, that we had failed to issue 50,000 shares of common stock to Milford Mast in connection with his subscription in 2006 for 1,000,000 shares of our common stock for which only 950,000 shares were issued to Mr. Mast. We subsequently have issued Mr. Mast the additional 50,000 shares and we believe that the number of outstanding shares listed throughout this report is correct; however, we have recently received correspondence from a small number of shareholders regarding share certificates and alleged outstanding shares, which are not currently reflected in our shareholder records, and are currently looking into the validity of such certificates. Futhermore, the majority of our shares which are held by our non-affiliates were purchased in private transactions, and the purchased shares were then issued and entered into our stock records. Due to the large number of these transactions which have occurred since our inception, we cannot be certain that all shares purchased by shareholders were entered into our stock records, entered correctly and/or that all shareholders who purchased shares received share certificates to evidence their purchases. As a result, we may have a larger number of shares outstanding than we currently show on our shareholders list. This difference, if present, may force us to revise this Registration Statement prior to or after it becomes effective to include such shares, and may mean that the dilutive effect of the additional shares registered pursuant to the Registration Statement is more than the current number of shares thought to be issued and outstanding and offered through such offering.

OUR FORM SB-2 OFFERING IS SUBJECT TO CERTAIN SUITABILITY STANDARDS IMPOSED BY THE STATE OF CALIFORNIA AND THE CALIFORNIA SECTION 25104(H) SECONDARY TRADING EXEMPTION HAS BEEN WITHHELD BY CALIFORNIA IN CONNECTION WITH THE OFFERING. AS SUCH, IF YOU PURCHASE SHARES OF COMMON STOCK IN OUR OFFERING, YOU MUST COMPLY WITH THE SUITABILITY STANDARDS AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES OF COMMON STOCK TO ANYONE RESIDING IN CALIFORNIA.

The California Corporations Commission has imposed certain "Suitability Standards" on sales of shares in the State of California, pursuant to our Form SB-2 offering, declared effective with the Commission on November 13, 2006 (the “Offering”) requiring each individual or entity who purchases shares pursuant to the Offering in California to certify the following: that they have minimum annual gross income of at least $65,000 and a net worth of at least $250,000, or, in the alternative; 2) a minimum net worth of $500,000, regardless of annual gross income; and 3) provided that the investor's purchase will not exceed 10% of his or her net worth. The California Corporations Commissioner has also withheld the secondary trading exemption provided by Section 25104(h) of the California Corporations Code, and as such, investors who purchase shares in the Offering will need to find a different trading exemption to resell their shares in California, if one is available, of which there can be no assurance. Because of the requirements imposed by the California Corporations Commission on our Offering, and the requirements that each selling shareholder of our common stock must undertake, if you purchase shares of our common stock pursuant to our Offering, you may not be able to resell your shares of common stock to anyone in California, if at all.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN THE COMMON STOCK OFFERED THROUGH THIS PROSPECTUS.

Pursuant to our Articles of Incorporation, as amended and restated, we have 200,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized. As of the filing of this report, we have 64,412,100 shares of common stock issued and outstanding and - 0 - shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

WE FACE A RISK OF A CHANGE IN CONTROL DUE TO THE FACT THAT OUR CURRENT OFFICERS AND DIRECTORS DO NOT OWN A MAJORITY OF OUR OUTSTANDING COMMONS STOCK.

Our current officers and Directors can vote an amount of common stock equal to approximately twenty-five percent (25%) of our outstanding common stock. As a result, our officers and Directors may not exercise majority voting control over us and our shareholders who are not officers and Directors of us may be able to obtain a sufficient number of votes to choose who serves as our Directors. Because of this, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS

Our common stock will likely be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as common stock which is considered a "penny stock" under the Securities Exchange Act. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 7. FINANCIAL STATEMENTS

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Index

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets - December 31, 2006 and 2005	F-2

Statements of Operations -Years ended December 31, 2006 and 2005	F-3
With cumulative totals from inception to December 31, 2006

Statements of Stockholders’ Equity - Years ended December 31, 2006 and 2005	F-4
With cumulative totals from inception to December 31, 2006

Statements of Cash Flows - Years ended December 31, 2006 and 2005	F-5
With cumulative totals from inception to December 31, 2006

Notes to Financial Statements	F-6 -- F-13

Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074-2221
Tel: 713-272-8500 Fax 832-202-0536
E-Mail: Rebassie@aol.com

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Data Call Technologies:

We have audited the accompanying balance sheets of Data Call Technologies, Inc. (a development stage company - the Company) as of December 31, 2006 and 2005, and related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expression an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Call Technologies, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has limited capital. Successful development and marketing of the Company’s products and the procurement of additional financing is necessary for the Company to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bassie & Co.

Houston, Texas
February 23, 2007

DATA CALL TECHNOLOGIES, INC.

(A Development Stage Company)

Balance Sheets

December 31, 2006 and 2005

Assets	2006	2005
Current assets:
Cash	$281,699	$671,228
Accounts receivable, less allowance for doubtful accounts
of $1,884 at December 31, 2006	10,024	-
Total current assets	291,723	671,228

Property and equipment	118,304	103,000
Less accumulated depreciation and amortization	36,888	12,202
Net property and equipment	81,416	90,798

Other assets	5,255	5,255
Total assets	$378,394	$767,281

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$87,521	$66,792
Accrued expenses	-	20,000
Short-term note payable to shareholder	50,000	-
Total current liabilities	137,521	86,792
Redeemable common stock	204,400	204,400
Total liabilities	341,921	291,192

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares
None issued.	-	-
Common stock, $.001 par value. Authorized 200,000,000
shares: 58,368,100 shares issued and outstanding
at December 31, 2006, 48,708,100 shares issued
and outstanding at December 31, 2005	58,368	48,708
Additional paid-in capital	6,088,164	4,822,102
Deficit accumulated during the development stage	(6,069,782)	(4,394,721)
	76,750	476,089
Deferred stock compensation	(40,277)	-
Total stockholders' equity	36,473	476,089

Total liabilities and stockholders' equity	$378,394	$767,281

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Statements of Operations

Years ended December 31, 2006 and 2005
			Cumulative
			totals from
			inception to
			December 31,
	2006	2005	2006
Revenues
Sales	$58,009	$365	$75,197
Cost of sales	45,425	-	57,616
Gross margin	12,584	365	17,581

Operating expenses:
Employee compensation	1,033,245	455,787	3,430,015
Contractual services	13,814	220,039	819,574
Legal and accounting	191,714	140,005	624,956
Product development costs	115,388	74,360	384,922
Travel	153,353	88,980	283,493
Office and equipment rental	28,953	24,705	108,887
Office supplies and expenses	38,138	30,952	167,258
Telephones	34,615	16,571	83,649
Advertising	15,930	14,182	53,654
Other	37,809	1,866	94,067
Depreciation and amortization expense	24,686	8,774	36,888
Total operating expenses	1,687,645	1,076,221	6,087,363

Net loss before income taxes	(1,675,061)	(1,075,856)	(6,069,782)

Provision for income taxes	-	-	-

Net loss	$(1,675,061)	$(1,075,856)	$(6,069,782)

Net loss per common share - basic and diluted:

Net loss applicable to common shareholders	$(0.03)	$(0.03)

Weighted average common shares:
Basic	52,157,100	36,071,357

Diluted	52,157,100	36,071,357

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
( A Development Stage Company)

Statements of Stockholders' Equity

Years ended December 31, 2006 and 2005
	Common Stock		Additional paid in	Accumulated	Unearned	Stockholders' equity
	shares	amount	capital	deficit	compensation	(deficit)

Balance, December 31, 2001	-	$-	$-	$-	$-	$-

Issuance of common shares under
private placement, as restated	1,962,000	1,962	194,238	-	-	196,200

Stock-based compensation expense	11,025,000	11,025	1,091,475	-	-	1,102,500

Net loss	-	-	-	(1,420,518)	-	(1,420,518)

Balance, December 31, 2002, as restated	12,987,000	12,987	1,285,713	(1,420,518)	-	(121,818)

Issuance of common shares under
private placement, as restated	1,940,000	1,940	192,060	-	-	194,000

Stock-based compensation expense	5,620,000	5,620	556,380	-	-	562,000

Net loss	-	-	-	(837,500)	-	(837,500)
Balance, December 31, 2003, as restated	20,547,000	20,547	2,034,153	(2,258,018)	-	(203,318)

Issuance of common shares under
private placement, as restated	4,898,500	4,899	484,951	-	-	489,850

Stock-based compensation expense	5,660,000	5,660	560,340	-	-	566,000

Net loss	-	-	-	(1,060,847)	-	(1,060,847)
Balance, December 31, 2004, as restated	31,105,500	31,106	3,079,444	(3,318,865)	-	(208,315)

Issuance of common shares under
private placement, as restated	13,884,000	13,884	1,374,516	-	-	1,388,400

Stock-based compensation expense	3,718,600	3,718	368,142	-	-	371,860

Net loss	-	-	-	(1,075,856)	-	(1,075,856)

Balance, December 31, 2005, as restated	48,708,100	48,708	4,822,102	(4,394,721)	-	476,089

Issuance of common shares under
private placement	9,050,000	9,050	895,950	-	-	905,000

Grant of restricted common stock	500,000	500	49,500	-	(50,000)	-

Stock-based compensation expense	3,610,000	3,610	317,112	-	-	320,722

Amortization of deferred stock compensation	-	-	-	-	9,723	9,723

Cancellation of common shares	(3,500,000)	(3,500)	3,500	-	-	-

Net loss	-	-	-	(1,675,061)	-	(1,675,061)

Balance, December 31, 2006	58,368,100	$58,368	$6,088,164	$(6,069,782)	$(40,277)	$36,473
The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
(A Development Stage Company)

Statements of Cash Flows

Years ended December 31, 2006 and 2005

			Cumulative
			totals from
			inception to
			December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(1,675,061)	$(1,075,856)	$(6,069,782)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	24,686	8,774	36,888
Stock-based compensation related to restricted stock award	320,722	371,860	2,923,082
Amortization of deferred stock-based compensation	9,723	-	9,723
(Increase) decrease in operating assets:
Accounts receivable	(10,024)	-	(10,024)
Prepaid expenses	-	10,537	-
Other assets	-	(3,960)	(5,255)
Increase (decrease) in operating liabilities:
Accounts payable	20,729	11,792	87,521
Accrued expenses	(20,000)	-	-
Net cash used in operating activities	(1,329,225)	(676,853)	(3,027,847)

Cash flows from investing activities
Capital expenditure for equipment	(15,304)	(70,441)	(118,304)
Net cash used in investing activities	(15,304)	(70,441)	(118,304)

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	905,000	1,388,400	3,173,450
Proceeds from issuance of redeemable common shares
under private placement	-	15,000	204,400
Proceeds from short-term borrowing from shareholder	50,000	-	50,000
Net cash provided by financing activities	955,000	1,403,400	3,427,850

Net increase (decrease) in cash	(389,529)	656,106	281,699

Cash at beginning of year	671,228	15,122	-
Cash at end of year	$281,699	$671,228	$281,699

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

Data Call Technologies, Inc. (the "Company") was incorporated under the laws of the State of Nevada in 2002. The Company's mission is to integrate cutting-edge information delivery solutions that are currently deployed by the media, and put them within the control of retail and commercial enterprises. The Company's software and services put its clients in control of real-time advertising, news, and other content, including emergency alerts, within one building or 10,000, local or thousands of miles away. The Company is a development stage company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

Property, Equipment and Depreciation

Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. Depreciation is computed over the estimated useful lives of the assets (3-5 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

Advertising Costs

The cost of advertising is expensed as incurred.

Research and Development

Research and development costs are expensed as incurred.

Product Development Costs

Product development costs consist of cost incurred to develop the Company's website and software for internal and external use. All product development costs are expensed as incurred.

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

Management's Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2006, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

Stock-based Compensation

From inception to date, the Company common stock has not had an active trading market with market quotes of the current value of its common stock. However, all of the Company's investors, who during the life of the Company, have all purchased stock at the price of $.10 per share (see note 6). Therefore, that amount has been determined by the Company to be an appropriate value for all stock based compensation. In addition, the Company believes valuation using that method is consistent with what would have been paid in cash for similar services. Therefore, common stock issued to employees as compensation for services performed and to non-employees for services performed were valued at the same price that the Company was selling stock in private placements.

Stock issued to consultants in consideration for services rendered is accounted for in accordance with Emerging Issue Task Force Issues Numbers 96-18 and 00-18, expenses are amortized over the term of the consultant agreements, with the measurement date generally being the date of the agreements.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (R), “Share-Based Payments”. SFAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply SFAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense for unvested portion of previously granted awards that remain outstanding at the date of adoption.  SFAS 123(R) was effective for the Company on January 1, 2006 and was adopted by the Company on that date.  There was no impact in adopting this Statement because there were no unvested options and warrants at December 31, 2005.

Fair Value of Financial Instruments

The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts. The interest rates payable by the Company on its notes payable approximate market rates. The Company believes that the fair value of its financial instruments comprising accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.

Concentration of Credit Risk

The Company maintains its cash with a major domestic bank, which exceeds the insured limit of $100,000, from time to time. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

New Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning January 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

(2)    Related Party Transactions

During the year ended December 31, 2006, the Company issued options to the Company’s Chief Executive Officer to purchase 3,000,000 shares of the Company’s common stock at a price of $.10 per share. The options expire five years from the date of the grant (February 8, 2006). The options were valued at $300,000 and were granted for services previously performed; therefore, the total amount was expensed and is included in stock-based compensation for the year ended December 31, 2006.

During the year ended December 31, 2005, the Company issued 950,000 shares of the Company's restricted common stock to an officer/director of the Company for services rendered. The shares issued were valued at $95,000.

During the year ended December 31, 2004, the Company issued 4,760,000 shares of the Company's restricted common stock to officers and directors of the Company for services rendered. The shares issued were valued at $476,000.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

During the year ended December 31, 2003, the Company issued 750,000 shares of the Company's restricted common stock to an officer/director of the Company for services rendered. The shares issued were valued at $75,000.

During the year ended December 31, 2002, the Company issued 4,540,000 shares of the Company's restricted common stock to officers and directors of the Company for services rendered. The shares issued were valued at $454,000.

(3)    Property and Equipment

    Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2006	2005
Equipment	3-5	$ 90,376	$ 76,532
Office Furniture	7	19,915	18,455
Leasehold improvements	3	8,013	8,013
		118,304	103,000
Less accumulated depreciation and amortization		(36,888)	(12,202)
Net property and equipment		$ 81,416	90,798

(4)    Short-term Note Payable to Shareholder

Effective October 15, 2006, the Company borrowed $50,000 from a shareholder. The note bears interest at 7% and is due and payable on December 31, 2007. Effective January 2, 2007, the Company converted the debt into 500,000 shares of restricted common stock. As a part of the debt conversion agreement, the shareholder waived and forgave all accrued and unpaid interest ($778); therefore, the Company did not record any interest expense on this debt for the year ended December 31, 2006.

(5)    Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, 2006 and 2005 is as follows:

	December 31
	2006	2005
Tax expense/(benefit) computed at statutory rate for continuing operations	$(570,000)	$(366,000)
Tax effect (benefit) of operating loss carryforwards	570,000	366,000
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $6,069,000 as of December 31, 2006, to offset future taxable income, which expire 2026.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

		December 31
		2006		2005
Deferred tax assets:	$		$
Net operating loss		2,064,000		1,494,000

Total deferred tax asset		2,064,000		1,494,000

Valuation allowance		(2,064,000)		(1,494,000)
Net deferred asset		$-		$-

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

At December 31, 2006, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(6)    Lease Agreements

The Company leases office space under noncancellable-operating leases which expire in various dates through January 2009. Future minimum lease payments under the operating lease are as follows:

Year
December 31,	Amount

2007	$32,887
2008	24,122
2009	1,719
$58,728

(7)    Capital Stock, Options and Warrants

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which none are presently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 58,368,100 shares were issued and outstanding at December 31, 2006, and 3,500,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of December 31, 2006.

In addition to the amount of common shares issued and outstanding as noted above, 2,044,000 shares were issued and are in the hands of shareholders at December 31, 2006; however, these shares are not included in the Company’s permanent equity at December 31, 2006. These shares are considered “Redeemable Common Stock’ as noted in Note 9 below.

During the year ended December 31, 2006, the Company issued options to the Company’s Chief Executive Officer to purchase 3,000,000 shares of the Company’s common stock at a price of $.10 per share. The options expire five years from the date of the grant (February 8, 2006). The options were valued at $300,000 and were granted for services previously performed; therefore, the total amount was expensed and is included in stock-based compensation for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued warrants to an employee to purchase 500,000 shares of the Company’s common stock at a price of $.10 per share. The aggregate of 500,000 warrants shall vest in three vesting dates as follows: 166,666 on June 1, 2007, 166,666 on June 1, 2008 and 166,667 on June 1, 2009. If the employee is terminated prior to any vesting date, the employee will not vest any warrants on the subsequent vesting date. The warrants will expire on June 1, 2010. During the year ended December 31, 2006, the Company recorded stock-based compensation expense in the amount of $9,722, which represented seven months of amortization of the $50,000 value placed on the warrants. In addition, the Company issued 500,000 shares of restricted common stock to the same employee pursuant to a thirty-six months employment agreement. The 500,000 shares of restricted common stock were valued at $50,000 ($.10 per share). The $50,000 will be amortized over the thirty-six months, with seven months ($9,723) of amortization expensed during the year ended December 31, 2006. The remaining twenty-nine months of amortization ($40,277) is included in deferred stock compensation.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

The following table summarizes information about options and warrants outstanding at December 31, 2006 and 2005:

	Shares	Weighted Average Exercise Price December 31, 2006	Shares	Weighted Average Exercise Price December 31, 2005
Outstanding at beginning of year	-	$-	-	$-
Granted	3,500,000.10		-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of year	3,500,000	$.10	-	$-

Weighted average fair value of options and warrants granted during the period	$.10	$.10	None	N/A

Exercisable at end of year	3,000,000	$.10	N/A	N/A

Stock-based compensation is composed of the following for the year ended December 31, 2006:

Options and warrants	$309,722
Stock-based compensation at fair value	361,000
Cancellation of employee shares	(350,000)
Total stock-based compensation expense	$320,722

(8) Going Concern

The Company is a development stage corporation with limited capital. Successful development and marketing of the Company’s products and the procurement of additional financing is necessary for the Company to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006 and 2005

(9) Commitments, Contingencies and Restatements

The Company received an informal claim from a former officer who resigned from his position with the Company in 2003. The officer claims that the Company owes him 4,500,000 shares of the Company's common stock. Management feels that the former officer's claim is without merit and no liability has been established for this contingent liability.

Redeemable Common Stock

Certain shares of common stock that were sold by the Company between October 2003 and December 2005 were not registered under federal or state securities laws. Because the question arose regarding whether or not the purchases of these shares had received appropriate disclosure in connection with their purchasers, in December 2005, the Company offered rescission to twenty-two (22) shareholders to whom the Company sold 2,044,000 shares of common stock. All of the shareholders, who were provided additional information and were offered the chance to rescind their purchases, decided to reject the rescission offer. However, Rule 5-02.28 of SEC Regulation S-X requires that the Company reclassify the value of the 2,044,000 shares from permanent stockholders' equity. The value of the 2,044,000 shares ($204,400 for 2005) has been reclassified to a separate line item entitled "redeemable common stock".

In addition, one shareholder who was not included in the rescission offer did request rescission of the 200,000 shares that were purchased in 2002; therefore, the Company established a liability in the amount of $20,000 (200,000 shares at $0.10 per share) as of December 31, 2002 (the Company paid the $20,000 to the one shareholder in 2006). The 2005 financial statements have been restated as noted above.

                                                                                                                                                                                                                                                                   2005
                                                                                                                                                         As Previously
                                                                                                                                                            Reported                        As Restated
December 31:
Accrued expenses	-	20,000
Total liabilities - current	66,672	86,792
Redeemable common stock	-	204,400
Common stock	50,952	48,708
Additional paid-in capital	5,044,258	4,822,102
Total stockholders' equity (deficit)	700,489	476,089
Number of shares outstanding	50,952,100	48,708,100

For the years ended December 31:
Number of shares outstanding	38,229,357	36,071,357

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

In January 2007, it came to our attention that 100,000 shares of restricted common stock which we previously sold to an investor of the Company for aggregate consideration of $10,000 in March 2004, and were issued to the investor at that time were not reflected in the Company’s shareholders list when the Company engaged its transfer agent, and have therefore not been historically reflected as outstanding in the Company’s filings with the Commission and/or its historical financial statements. The Company has subsequently taken action to reflect the 100,000 shares of common stock as outstanding on its shareholder report and as such, the number of outstanding shares listed throughout this filing include the 100,000 shares held by the investor which were sold in March 2004.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position

James Ammons	53	Chief Executive Officer,
		Secretary, Treasurer and Director

Larry Mosley	56	Chief Financial Officer and Director

Timothy Vance	40	Chief Operating Officer and Director

JAMES AMMONS
CHIEF EXECUTIVE OFFICER AND DIRECTOR

James Ammons has served as our Chief Executive Officer, Secretary, Treasurer and Director since May 2002. From May 2001 to April 2002, Mr. Ammons served as our Vice President. From February 1999 to April 2001, Mr. Ammons was the General Manager of QVS Wireless Corporation. From February 1998 to January 1999, Mr. Ammons was General Manager of Federal Data, a credit card processing company. Mr. Ammons works full-time for Data Call.

LARRY MOSLEY
CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Mosley has served as our Chief Financial Officer and Director since October 11, 2004. Since November 1986, Mr. Mosley has been self employed as a Certified Public Accountant. From September 1985 to November 1986, Mr. Mosley was Vice President for Fiscal Affairs of Hargest College in Houston Texas. From July 1983 to September 1985, Mr. Mosley worked as a Management Consultant at Alexander Grant & Co. (now Grant Thornton) in Houston, Texas. From January 1981 to July 1983, he served as an auditor at Ernst & Whitney (Now Ernst & Young) in Houston, Texas. Mr. Mosley received a degree in Business Administration and Accounting from Texas Southern University in 1980. He has been a Certified Public Accountant since 1984. Effective January 1, 2006, we entered into a three year renewable employment contract with Mr. Mosley, as described below under "Employment Agreements." Since January 1, 2006, Mr. Mosley has worked approximately twenty-five hours per week for Data Call. Mr. Mosley filed for Chapter Seven Bankruptcy in the Houston Division of the

US Bankruptcy Court for the Southern District of Texas in December 2004. The case and discharged debts were discharged on April 26, 2005.

TIMOTHY VANCE
CHIEF OPERATING OFFICER AND DIRECTOR

Timothy Vance has served as one of our Directors since June 2003 and as our Chief Operating Officer since January 2007. However, Mr. Vance has been part of the Data Call Technologies, Inc. management team since our inception. Before working for us, from January 2000 through January 2001 Mr. Vance was employed at QVS Wireless Corporation, where his employment consisted of general office duties. From December 1987 to June 2000, Mr. Vance worked at World Ship Supply, as a General Manager. From January 1986 to December 1986, Mr. Vance worked at Xerox Corp. as a service technician. Effective January 1, 2006, we entered into a three year renewable employment contract with Mr. Vance, as described below under "Employment Agreements." Mr. Vance works full time for Data Call. Mr. Vance filed for Bankruptcy in October 2002.

Our Directors are elected annually and hold office until our annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. There are no family relationships among our officers and Directors. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Vacancies in the Board are filled by majority vote of the remaining Directors. Directors may be reimbursed by us for expenses incurred in attending meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS

Effective October 1, 2005, we entered into employment agreements with Timothy Vance to serve as our Director of Customer Support and Larry Mosley to serve as our Chief Financial Officer. On February 13, 2006, we entered into Addendums to those agreements, to change the effective date of such agreements from October 1, 2005, to January 1, 2006. The employment agreements have a term of three years and are renewable for successive one-year terms at the mutual acceptance of us and each executive. Mr. Mosley is entitled to receive a salary of $75,000 per year that he is employed under his agreement and Mr. Vance is entitled to receive a salary of $80,000 per year that he is employed under his agreement. Additionally, both Mr. Vance and Mr. Mosley are entitled to reimbursement for business expenses incurred in connection with their employment, not to exceed $500, without our prior approval. Additionally, Mr. Vance and Mr. Mosley are entitled to up to $500 per month to be used for car payments on a car to be used in connection with employment under the employment agreements.

While under their employment agreements, Messer's Vance and Mosley are entitled to receive a salary of $80,000 and $75,000 per year, respectively, the full amount of these salaries have not been paid to Messer's Vance and Mosley to date, and the majority of such salaries is being accrued by Data Call until such time as Data Call has sufficient resources and revenues to pay such salaries (and accrued and unpaid amount).

On February 8, 2006, with an effective date of January 1, 2006, we entered into an employment agreement with James Ammons to serve as our Chief Executive Officer and President. Mr. Ammons' employment agreement has a term of five (5) years, and is renewable for successive one-year terms. Mr. Ammons is entitled to a different "Yearly Salary" depending on the year which Mr. Ammons is employed under his employment agreement. Mr. Ammons' first Yearly Salary (for the yearly period from January 1, 2006 to December 31, 2006) is $120,000, and his Yearly Salary increases 5% per year (rounded to the nearest dollar) for each additional year Mr. Ammons is employed pursuant to his employment agreement, for example, Mr. Ammons' Yearly Salary for the second year of his employment agreement (the period from January 1, 2007 to December 31, 2007) is $126,000 ($120,000 + ($120,000 x .05)). In the event Mr. Ammons' employment agreement is automatically renewed for successive one-year periods, Mr. Ammons salary will continue to increase by 5% each year he is employed.

All of the executive employment agreements contain confidentiality clauses, stating that we have ownership rights to any intellectual property created Mr. Vance, Mr. Mosley or Mr. Ammons in connection with their employment under the employment agreements. Additionally, the employment agreements provide that for a period of nine months (12 months under Mr. Ammons agreement) following their termination from employment with us, no executive will directly or indirectly serve in certain capacities with any of our competitors in Harris County, Texas, or any of the surrounding counties.

Additionally, under the executive employment agreements, we agreed to indemnify and hold harmless the executives, their nominees and/or assigns against any and all losses, claims, damages, obligations, penalties, judgments, awards, liabilities, costs, expenses and disbursements (incurred in any and all actions, suits, proceedings and investigations in respect thereof and any and all legal and other costs, expenses and disbursements in giving testimony or furnishing documents in response to a subpoena or otherwise), including without limitation, the costs, expenses and disbursements, as and when incurred, of investigating, preparing or defending any such action, suit, proceeding or investigation that is in any way related to their employment with us (whether or not in connection with any action in which they are a party). Such indemnification does not apply to acts performed by the executives, which are criminal in nature or a violation of law.

The executive employment agreements terminate:

(a) in the event the executive suffers an injury, illness, or incapacity of such character as to prevent him from performing his duties without reasonable accommodation for a period of more than thirty (30) consecutive days upon us giving at least thirty (30) days written notice of termination to him;

(b) upon the death of the executive;

(c) at any time because of, (i) the conviction of executive of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty or theft or fraud; or (ii) his gross negligence in the performance of his duties hereunder; or

(d) additionally, the executive may terminate his employment for "good reason" by giving us ten (10) days written notice if: (i) he is assigned, without his express written consent, any duties materially inconsistent with his positions, duties, responsibilities, or status with us, or a change in his reporting responsibilities or titles as in effect as of the date hereof; (ii) his compensation is reduced; or (iii) we do not pay any material amount of compensation due hereunder and then fail either to pay such amount within the ten (10) day notice period required for termination hereunder or to contest in good faith such notice.

In the event Mr. Vance's or Mr. Mosley's employment is terminated under (a) through (d) above, either of them is entitled to all compensation earned by him through the date of his termination. Additionally, Mr. Vance may be terminated at any time without cause, provided that we pay him a one-time lump sum payment payable within 30 days of his termination without cause of the total amount of salary remaining to be paid under his employment agreement. Mr. Mosley cannot be terminated without cause.

Mr. Ammons employment agreement may also be terminated without cause, provided that in the event Mr. Ammons employment is terminated with cause or for good reason, Mr. Ammons shall be entitled to receive a lump sum payment of 150% of his Yearly Salary (as defined above) then in effect.

Mr. Ammons employment agreement provides that Mr. Ammons may be provided a car allowance by us, not to exceed $600 per month. In consideration for Mr. Ammons entering into his employment agreement, we agreed to grant him options to purchase 3,000,000 shares of our common stock at $0.10 per share. The options vested immediately upon Mr. Ammons entry into his employment agreement, and expire on February 8, 2011. The options also contain a cashless exercise provision, whereby Mr. Ammons can pay for the exercise of the options in shares of our common stock.

ITEM 10. EXECUTIVE COMPENSATION.

ANNUAL COMPENSATION

					OTHER
NAME AND				RESTRICTED	ANNUAL
PRINCIPAL	FISCAL			STOCK	COMPEN-
POSITION(1)	YEAR	SALARY	BONUS	AWARDS	SATION	OPTIONS	TOTALS

James Ammons	2006(2)	$120,000	$35,000(3)	--	$5,000(4)	$300,000(5)	$460,000
Chief Executive Officer	2005	$78,070	--	--	--	--	$78,070
Secretary, Treasurer and	2004	$80,500	--	--	--	--	$80,500
Director (1)

Larry Mosley	2006(6)	$75,000	$19,250	--	$6,000(7)	--	$100,250
Chief Financial Officer	2005	$30,500	--	$95,000(8)	--	--	$125,500
and Director	2004	$10,525	--	$5,000(9)	--	--	$15,525

Tim Vance	2006	$80,000	$5,000	--	--	--	$85,000
Chief Operating Officer
and Director

Terry Breedlove	2006	$72,500	--	$250,000(11)	--	--	$322,500
Former Employee (10)	2005	$67,750	--	--	--	--	$67,750
		2004	$73,500	--	$25,000(12)	--	--

Everett Poe	2006	$80,000	$10,900	$50,000(13)	--	$50,000(13)	$190,900
Employee

*Estimated.

The individuals listed above have not received any LTIP payouts or nonqualified deferred compensation earnings, over the past three completed fiscal years as compensation from us.

Salary amounts listed above do not include perquisites and other personal benefits in amounts less than $10,000.

(1) Other than the individuals listed above, we have no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last three (3) fiscal years.

(2) In February 2006, we entered into a five year employment agreement with Mr. Ammons, which is to pay him $120,000 for the fiscal year ended 2006, and increase by 5% for each of the additional four years of the agreement. Mr. Ammons' employment agreement, including provisions which take effect upon Mr. Ammons termination, is described in greater detail under "Directors, Executive Officers and Control Persons," above.

(3) Mr. Ammons received a $35,000 bonus in consideration for entering into his employment agreement with us in February 2006.

(4) Represents a car allowance of approximately $417 per month, which we provide to Mr. Ammons in order for him to obtain an automobile for work and personal purposes.

(5) Mr. Ammons was granted 3,000,000 options to purchase shares of our common stock at $0.10 per share in February 2006, which options were valued at $300,000. The options are described in greater detail under "Directors, Executive Officers and Control Persons," above.

(6) Mr. Mosley has served as our Chief Financial Officer since October 11, 2004. He entered into a three year employment agreement with us, with an effective date of October 1, 2005, which effective date was subsequently changed to January 1, 2006 pursuant to an addendum to the employment agreement entered into on February 14, 2006. Mr. Mosley is to be paid $75,000 per year pursuant to his employment agreement, which is described in greater detail under "Directors, Executive Officers and Control Persons," above.

(7) Represents a car allowance of approximately $500 per month, which we provide to Mr. Mosley in order for him to obtain an automobile for work and personal purposes.

(8) The value of the 950,000 shares of common stock issued to Larry Mosley during the fiscal year ended December 31, 2005 was $95,000, based on the estimated value of $0.10 per share, based on the price that shares of common stock were sold for during the fiscal years ended 2003 through 2005.

(9) The value of the 50,000 shares of common stock issued to Larry Mosley during the fiscal year ended December 31, 2004 was $5,000, based on the estimated value of $0.10 per share, based on the price that shares of common stock were sold for during the fiscal years ended 2003 through 2005.

(10) Terry Breedlove served as an employee of us until September 18, 2006, at which time we entered into a Settlement Agreement with Mr. Breedlove, which is described in greater detail above under “Material Contracts.”

(11) The value of the 2,500,000 shares of common stock issued to Terry Breedlove was $250,000, based on the estimated value of $0.10 per share, based on the price that shares of common stock were sold for during the fiscal years ended 2003 through 2005. However, 2,000,000 of these shares were subsequently returned to us and cancelled in connection with Mr. Breedlove's entry into a Settlement Agreement with us as described above.

(12) The value of the 250,000 shares of common stock issued to Terry Breedlove during the year ended December 31, 2005 was $25,000, based on the estimated value of $0.10 per share, based on the price that shares of common stock were sold for during the fiscal years ended 2003 through 2005.

(13) Effective June 1, 2006, Mr. Poe was issued 500,000 restricted shares of common stock valued at $50,000 and 500,000 three year warrants to purchase shares of our common stock at an exercise price of $0.10 per share, valued at $50,000.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Our three (3) Directors, James Ammons, Timothy Vance and Larry Mosley do not receive any separate consideration from the Company other than the compensation they are paid as the Company’s executives for their services on the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation provided to our executive officers in their sole determination. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives. In doing so, we attempt to align our executives’ interests with the interests of our shareholders by providing an adequate compensation package to such executives. This compensation package includes a base salary, which we believe is competitive with other companies of our relative size. In addition, we have previously granted certain options to our executive and non-executive employees as part of our compensation package, and our Board of Directors reserves the right to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance in the future. This package may also include long-term, stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies, which may be similar to our previous stock options granted in January and February 2007, as described in greater detail herein.

Base Salary

The base salary of our executive officer, James Ammons, our Chief Executive Officer, President, Secretary and Treasurer, was established by our entry into a five year Employment Agreement entered into with Mr. Ammons on February 8, 2006, with an effective date of January 1, 2006, which currently paid him a base salary of $120,000 for the year ended December 31, 2006, and which salary will increase at the rate of 5% per year until such Employment Agreement expires (as explained in greater detail herein). The base salary of our other executive officers, Timothy Vance, our Chief Operating Officer and Larry Mosley our Chief Financial Officer were established by our entry into three year Executive Employment Agreements, which were effective October 1, 2005, and which were amended by Addendums to such Employment Agreements executed by those employees on February 13, 2006, to be effective as of January 1, 2006, which provide that Mr. Vance shall receive a base salary of $80,000 per year and Mr. Mosley shall receive a salary of $75,000 per year until such time as the Employment Agreements expire (as explained in greater detail herein). The base salary of our executive officers was established by evaluating the range of responsibilities of their positions, as well as the anticipated impact that such individuals could have in meeting our strategic objectives. The established base salary of each individual was then benchmarked to comparable positions within our industry and similarly sized companies. Base salaries may be adjusted to reflect the varying levels of position responsibilities and individual executive performance.

Incentive Bonus

Along with our executives’ base salaries, the Board of Directors reserves the right to give incentive bonuses to our executive officers, which bonuses the Board of Directors may grant in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives in the sole discretion of the Board of Directors.

As of the date of this filing, James Ammons holds 5,000,000 options to purchase shares of our common stock at an exercise price of $0.10 per share, Larry Mosley holds 500,000 options to purchase shares of our common stock at an exercise price of $0.10 per share and Timothy Vance holds 1,250,000 options to purchase shares of our common stock at an exercise price of $0.10 per share, which options are described in greater detail herein.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

The Company has always sought to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its customers, its employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, as well as other executive positions) and the Company (in establishing compensation levels for all executive and non-executives of the Company) consider many factors, including, but not limited to, the individual’s abilities and executed performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, contributions to the Company’s overall image and reputation in the Company’s industry, and contributions to the development of the management team and other employees. An employee must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development with new and existing customers, development of new products, sales and marketing, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, and strategic decision making. In determining compensation levels, the Board of Directors also considers: competitiveness of compensation packages relative to other comparable companies, both inside and outside of the digital signage industry, and the experience level of each particular individual.

Compensation levels for executive officers are generally reviewed upon the expiration of such executive’s employment and/or consulting agreements (if any), or annually, but may be reviewed more often as deemed appropriate by our Board of Directors.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below), and a “Compensation Strategy for Key Management Personnel” (set forth below), a substantial portion of which also applies to all employees of the Company.

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of: base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

Compensation Strategy for Key Management Personnel

The Company’s compensation strategy for its key management personnel is as follows:

•
Total compensation may include base salary and short-term and long-term variable incentives based on annual and long term performance, and long-term variable incentives, in each case, where appropriate.

•	Compensation will be comparable to general and industry-specific compensation practices.

•
Generally, base compensation, and targeted short and long-term variable compensation, if any, will be established within the range of compensation of similarly situated companies in the Company’s industry. The Company’s organization size and complexity will be taken into account, and therefore similarly situated companies include companies of similar size and complexity whether or not such companies are in the Company’s industry or not.

•
When determining compensation for officers, managers and consultants, the Company takes into account the employee’s (and/or consultant’s) knowledge, experience, past employment history and connections in the industry, including industry specific knowledge and experience, to the extent such knowledge and experience contributes to the Company’s ability to achieve its business objectives.

•	The Company reserves the right to adjust annual base salaries of employees and/or to award performance based bonuses if individual performance is at or above pre-established performance expectations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 27, 2007, and by the officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Shareholder	Number of Shares Beneficially Owned		Percentage of Share Ownership	(1)

James Ammons	14,000,000	(2)	20.2%	(3)
CEO, President, Treasurer, Secretary and Director
600 Kenrick, Suite B-12
Houston, Texas 77060

Milford and Ruth Mast	11,016,000	(4)	17.1%
466 N. Manor Rd.
Elverson, PA 19520

Timothy Vance	2,250,000	(5)	3.4%	(6)
Chief Operating Officer and Director
600 Kenrick, Suite B-12
Houston, Texas 77060

Larry Mosley	1,500,000	(7)	2.3%	(8)
CFO and Director
600 Kenrick, Suite B-12
Houston, Texas 77060

(All of the Officers and Directors as a Group (3 Persons))	17,750,000	(2)(5)(7)	25.9%	(9)

(1) Using 64,412,100 shares of common stock outstanding as of March 23, 2007, unless otherwise noted.
(2) Includes 5,000,000 options to purchase shares of our common stock at an exercise price of $0.10 per share.
(3) Based on 69,412,100 shares outstanding assuming the exercise of all options held by Mr. Ammons.
(3) Includes 3,000,000 shares held by an unincorporated entity, Regional Marketing Co., which is controlled by Milford Mast
(4) Milford and Ruth Mast are deemed to beneficially own the shares of common stock held by each other since they are husband and wife.
(5) Includes 1,250,000 options to purchase shares of our common stock at an exercise price of $0.10 per share.
(6) Based on 65,662,100 shares of common stock outstanding assuming the exercise of all options held by Mr. Vance.
(7) Includes 500,000 options to purchase shares of our common stock at an exercise price of $0.10 per share
(8) Based on 64,912,100 shares of common stock outstanding assuming the issuance of options held by Mr. Mosley.
(9) Based on 71,162,100 shares outstanding, assuming the exercise of all options held by our Officers and Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2005, we issued an aggregate of 950,000 shares of our restricted common stock to our Chief Financial Officer and Director, Larry Mosley (valued at $95,000), in consideration for services rendered to us in connection with his positions as our Chief Financial Officer and Director, and in consideration for various accounting services provided to us.

Effective October 1, 2005, we entered into employment agreements with Larry Mosley, our Chief Financial Officer and Timothy Vance, our Director of Customer Support. We later amended the effective date of those agreements to January 1, 2006, pursuant to an "Addendum No. 1 to Executive Employment Agreement" entered into on February 14, 2006, which each of those individuals. The employment agreements are described in greater detail above.

In October 2005, we sold an aggregate of 3,000,000 shares of our restricted common stock to Milford and Ruth Mast, greater than 5% shareholders of us, in consideration for $300,000 (or $0.10 per share).

In November 2005, we sold an aggregate of 3,016,000 shares of our restricted common stock to Milford and Ruth Mast, greater than 5% shareholders of us, in consideration for $301,600 (or $0.10 per share).

In December 2005, we sold 1,450,000 shares of our restricted common stock to Milford and Ruth Mast, greater than 5% shareholders of us, in consideration for $145,000 (or $0.10 per share).

In January 2006, we sold 50,000 shares of our restricted common stock to Milford and Ruth Mast, greater than 5% shareholders of us, in consideration for $5,000 (or $0.10 per share).

In February 2006, we sold 950,000 shares of our restricted common stock to Milford and Ruth Mast, greater than 5% shareholders of us, in consideration for $95,000 (or $0.10 per share).

In February 2006, our Board of Directors approved a $35,000 bonus to our Chief Executive Officer, James Ammons, in consideration for entering into and agreeing to be bound by the terms of his employment agreement with us (as described below).

On February 8, 2006, we entered into an employment agreement with James Ammons, our Chief Executive Officer, which employment agreement is described in greater detail under "Directors, Executive Officers and Control Persons," above. In connection with the employment agreement, we granted Mr. Ammons options exercisable into 3,000,000 shares of our common stock at $0.10 per share, which options are described in greater detail under "Directors, Executive Officers and Control Persons," above.

All shares of issued common stock above were valued at $0.10 per share, which was the value which shares of our common stock were sold at pursuant to private placements during the years ended December 31, 2003, 2004 and 2005.

On June 19, 2006, with an effective date of June 1, 2006, we entered into an Employment Agreement with Everett Poe, our Vice President of Sales (which is a non-executive position). The Employment Agreement has a term of three years, during which time Mr. Poe is to earn $80,000 per year. The termination terms and conditions of Mr. Poe's Employment Agreement are similar to the terms and conditions of our executive Employment Agreements, described above. In connection with and pursuant to our entry into the Employment Agreement with Mr. Poe, we agreed to issue Mr. Poe 500,000 shares of restricted common stock and grant Mr. Poe warrants to purchase up to 500,000 shares of our common stock, which warrants have an exercise price of $0.10 per share. The warrants vest to Mr. Poe as follows, 166,666 warrants on June 1, 2007; 166,667 warrants on June 1, 2008; and 166,667 warrants on June 1, 2009. The warrants expire upon the earlier of the third anniversary of the date which the warrants vest to Mr. Poe, or upon the expiration of thirty days after the termination as an employee of Data Call, which warrants were later amended as described below.

In October 2006, we obtained a $50,000 loan from Milford Mast, a greater than 5% shareholder of Data Call. The loan is evidenced by a promissory note which bears interest at the rate of 7% per annum. The loan is due and payable, along with any accrued and unpaid interest on December 31, 2007. On January 2, 2007, we entered into a Debt Conversion Agreement with Milford Mast, whereby we converted the $50,000 of debt owed to Mr. Mast, into 500,000 restricted shares of our common stock. Mr. Mast agreed to forgive the entire principal and accrued interest on the note in connection with our issuance of the 500,000 restricted shares to Mr. Mast.

In November 2006, we sold 1,000,000 shares of our restricted common stock for aggregate consideration of $100,000 (or $0.10 per share), to Regional Marketing Co., an entity managed by Milford Mast, a greater than 5% shareholder of us (“Regional”).

In December 2006, we sold an additional 2,000,000 shares of our restricted common stock for aggregate consideration of $200,000 (or $0.10 per share), to Regional. We claim an exemption from registration under Rule 506 of the Securities Act of 1933, as amended.

In January 2007, our Board of Directors granted an aggregate of 1,000,000 warrants to purchase shares of our common stock at an exercise price of $0.10 per share, to our legal counsel, David M. Loev. The warrants will expire if unexercised three years from the date such warrants were granted.

On January 2, 2007, our Board of Directors agreed to issue two of our employees an aggregate of 125,000 shares of our restricted common stock in consideration for services rendered to us in connection with the sale of our products.

On January 2, 2007, we agreed to issue an individual an aggregate of 125,000 shares of our restricted common stock in consideration for that individual referring certain investors to us.

On January 2, 2007, our Board of Directors voted to appoint Everett Poe as our Executive Vice President and Tim Vance, a Director of us as our Chief Operating Officer effective January 3, 2007. Mr. Vance accepted the appointment and has served as our Chief Operating Officer since January 3, 2007, and Mr. Poe declined the appointment to serve as our Executive Vice President.

Effective January 15, 2007, we entered into a Warrant Amendment Agreement (the “Warrant Amendment”) with Everett Poe, our Vice President of Sales, which amended the terms of our June 1, 2006 Warrant Agreement (the “Warrant”) entered into with Mr. Poe. The Warrant Amendment amended the terms of Mr. Poe’s original Warrant, to allow Mr. Poe the ability to transfer the Warrant; provided that Mr. Poe would immediately vest all of the 500,000 Warrants (previously, he was to vest 1/3 of the Warrants upon the expiration of each year he remained employed by us); and provided Mr. Poe a cashless exercise provision in connection with the exercise of the Warrant.

On January 17, 2007, our Board of Directors approved the grant of an aggregate of 3,900,000 options to certain of our employees, Directors and officers, which options are exercisable for three years from the date they were granted and are exercisable for shares of our common stock at an exercise price of $0.10 per share. The options were granted to the following individuals in the following amounts:

•	750,000 options to James Tevis, our employee;
•	1,250,000 options to Tim Vance, our Chief Operating Officer and Director;
•	400,000 options to Jim Vance, our employee;
•	500,000 options to Larry Mosley, our Chief Financial Officer and Director; and
•	2,000,000 options to James Ammons, our Chief Executive Officer and Director.

On February 27, 2007, our Board of Directors approved the grant of an aggregate of 1,500,000 options to purchase shares of our common stock to Everett Poe, an employee, which options are exercisable for three years from the date they were granted for an exercise price of $0.10 per share. On February 27, 2007, our Board of Directors also approved the issuance of 1,000,000 shares of common stock to Mr. Poe.

ITEM 13. EXHIBITS

a) The exhibits listed below are filed as part of this annual report.

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(2)	Amended and Restated Articles of Incorporation

3.4(1)	Amended Bylaws

10.1(1)	James Ammons Employment Agreement

10.2(1)	James Ammons Option Agreement

10.3(1)	Larry Mosley Employment Agreement

10.4(1)	Addendum to Larry Mosley's Employment Agreement

10.5(1)	Tim Vance Employment Agreement

10.6(1)	Addendum to Tim Vance's Employment Agreement

10.7(3)	Agreement with United Press International, with exhibits

10.8(2)	Data Call Technologies, Inc. Office Space Lease

10.9(3)	Content Licensing Agreement with plan_b media/Mindmatics, LLC

10.10(3)	First Amendment to Content Licensing Agreement with Mindmatics, LLC

10.11(3)	Agreement with Traffic.com (which we have not received a signed copy of from Traffic.com)

10.12(4)(5)	Reseller Agreement with Texas Digital Systems, Inc.

10.13(3)	Sample Reseller Agreement (substantially similar to the reseller agreements entered into with certain companies as described herein)

10.14(5)	Letter of Intent with Ariamedia Corporation

10.15(4)(5)	Services Agreement with 3M Company

10.16*	Debt Conversion Agreement with Milford Mast

10.17*	David Loev Warrant Agreement

10.18*	Warrant Amendment Agreement with Everett Poe

10.19*	Option Agreement with James Ammons

10.20*	Option Agreement with Larry Mosley

10.21*	Option Agreement with James Vance

10.22*	Option Agreement with Timothy Vance

10.23*	Option Agreement with James Tevis

10.24*	Option Agreement with Everett Poe

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.

(1) Filed as exhibits to our Form SB-2 Registration Statement filed with the Commission on February 21, 2006, and incorporated herein by reference.

(2) Filed as exhibits to our amended Form SB-2 Registration Statement filed with the Commission on June 29, 2006, and incorporated herein by reference.

(3) Filed as exhibits to our amended Form SB-2 Registration Statement filed with the Commission on August 18, 2006, and incorporated herein by reference.

(4) Certain portions of these documents are incorporated by reference herein  (which portions have been replaced by "X's") have been omitted in connection with a request for Confidential Treatment as submitted to the Commission.

(5) Filed as exhibits to our amended Form SB-2 Registration Statement filed with the Commission on October 26, 2006, and incorporated herein by reference.

b) REPORTS ON FORM 8-K

We have not filed any reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005, for professional services rendered by the Company's principal independent accountant, Bassie & Company, for the review of the Company’s quarterly financial statements and the audit of the Company’s annual financial statements included in the Company’s Form SB-2 Registration Statement, and amendments thereto and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $27,000 and $14,000, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ James Ammons                            April 2, 2007
James Ammons,
Chief Executive Officer,
President, Secretary
and Treasurer

By: /s/ Larry Mosley                                April 2, 2007
Larry Mosley,
Chief Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James Ammons	Chief Executive Officer,	April 2, 2007
James Ammons	President, Secretary,
Treasurer and Director

/s/ Larry Mosley	Chief Financial Officer,
Larry Mosley	Principal Accounting Officer,
	and Director	April 2, 2007

/s/ Tim Vance	Chief Operating Officer	April 2, 2007
Tim Vance	and Director