Form 10QSB
period 2007-03-31
Data Call Technologies
filed 2007-05-18
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-131948

DATA CALL TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	30-0062823
(State of organization)	(I.R.S. Employer Identification No.)

600 Kenrick, Suite B-12, Houston, Texas 77060
(Address of principal executive offices)

(832) 230-2376
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of May 14, 2007, 65,162,100 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Traditional Small Business Disclosure Format (Check One): Yes [   ] No [X].

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
FORM 10-QSB

Table of Contents

PART I - Financial Information

Item 1 - Financial Statements

Condensed Financial Statements

Balance Sheets - March 31, 2007 and December 31, 2006 (Audited)	F-1

Statements of Operations - Three months ended March 31, 2007 and 2006	F-2

Statements of Cash Flows - Three months ended March 31, 2007 and 2006	F-3

Notes to Financial Statements	F-4

DATA CALL TECHNOLOGIES INC.
(A Development Stage Company)
Balance Sheets

March 31, 2007 and December 31, 2006
(Unaudited)

Assets	2007	2006
		(Audited)
Current assets:
Cash	$255,520	$281,699
Accounts receivable	7,634	10,024
Total current assets	263,154	291,723

Property and equipment	118,304	118,304
Less accumulated depreciation	43,466	36,888
Net property and equipment	74,838	81,416

Other assets	5,255	5,255
Total assets	$343,247	$378,394

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	99,329	87,521
Accrued salaries and related liabilities	3,750	-
Short-term note payable to shareholder	-	50,000
Total current liabilities	103,079	137,521
Redeemable common stock	204,400	204,400
Total liabilities	307,479	341,921

Stockholders' equity:
Preferred stock, $001 par value. Authorized 10,000,000 shares:
None issued.	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
62,368,100 shares issued and outstanding at March 31, 2007,
58,368,100 shares issued and outstanding at December 31, 2006	62,368	58,368
Additional paid-in capital	6,678,572	6,088,164
Deficit accumulated during the development stage	(6,669,062)	(6,069,782)
	71,878	76,750
Deferred stock compensation	(36,110)	(40,277)
Total stockholders' equity	35,768	36,473

Total liabilities and stockholders' equity	$343,247	$378,394

See accompanying notes to financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Operations

Three months ended March 31, 2007 and 2006
(Unaudited)
			Cumulative
			totals from
			inception to
			March 31,
	2007	2006	2007

Revenues
Sales	$8,040	$1,688	$83,237
Cost of sales	6,745	-	64,361
Gross margin	1,295	1,688	18,876

Operating expenses:
Employee compensation	387,481	457,265	3,817,496
Contractual services	28,650	24,000	848,224
Legal and accounting	87,365	46,666	712,321
Product development costs	19,361	16,095	404,283
Travel	46,622	57,607	330,115
Office and equipment rental	10,415	5,993	119,302
Office supplies and expenses	1,643	1,591	168,901
Telephone	8,018	5,638	91,667
Advertising	-	4,976	53,654
Other	4,442	4,364	98,509
Depreciation expense	6,578	2,193	43,466
Total operating expenses	600,575	626,388	6,687,938

Net loss before income taxes	(599,280)	(624,700)	(6,669,062)

Provision for income taxes	-	-	-

Net loss	$(599,280)	$(624,700)	$(6,669,062)

Net loss applicable to common shareholders:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares
Basic and diluted	60,688,100	53,660,900

See accompanying notes to financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Cash Flows

Three months ended March 31, 2007 and 2006
(Unaudited)
			Cumulative
			totals from
			inception to
			March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(599,280)	$(624,700)	$(6,669,062)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	6,578	2,193	43,466
Common stock issued for services	100,000	261,000	3,020,067
Stock options and warrants issued for services	144,408	3,015	147,423
Amortization of deferred compensation	4,167	-	13,890
(Increase) decrease in operating assets:
Accounts receivable	2,390	-	(7,634)
Other assets	-	-	(5,255)
Increase (decrease) in operating liabilities:
Accounts payable	11,808	(5,490)	99,329
Accrued expenses	-	-	-
Accrued salaries and related liabilities	3,750	23,250	3,750
Net cash used in operating activities	(326,179)	(340,732)	(3,354,026)

Cash flows from investing activities:
Purchase of property and equipment	-	(8,330)	(118,304)
Net cash used in investing activities	-	(8,330)	(118,304)

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	300,000	195,000	3,523,450
Proceeds from issuance of redeemable common shares
under private placement	-	-	204,400
Net cash provided by financing activities	300,000	195,000	3,727,850

Net increase (decrease) in cash	(26,179)	(154,062)	255,520

Cash at beginning of year	281,699	671,228	-
Cash at end of period	$255,520	$517,166	$255,520

Supplemental schedule of cash flow information:

Non-cash financing transactions:
Issuance of 500,000 common shares for conversion of
short-term note payable to shareholder	$50,000	$-	$50,000

See accompanying notes to financial statements.

DATA CALL TECHNOLOGIES
 (A Development Stage Company)

Notes to Financial Statements

(1)	General

Data Call Technologies, Inc. (the "Company") was incorporated under the laws of the State of Nevada in 2002. The Company's mission is to integrate cutting-edge information delivery solutions that are currently deployed by the media, and put them within the control of retail and commercial enterprises. The Company's software and services put its clients in control of real-time advertising, news, and other content, including emergency alerts, within one building or 10,000, local or thousands of miles away. The Company is as development stage company.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

(2)	Use of Estimates

The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(3)	Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning January 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

DATA CALL TECHNOLOGIES
 (A Development Stage Company)

Notes to Financial Statements

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

(4)	Capital Stock, Options and Warrants

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 62,368,100 shares were issued and outstanding at March 31, 2007, and 12,550,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of March 31, 2007.

In addition to the amount of common shares issued and outstanding as noted above, 2,044,000 shares were issued and are in the hands of shareholders at March 31, 2007; however, these shares are not included in the Company’s permanent equity at March 31, 2007. These shares are considered “Redeemable Common Stock” and are included in the financial statements as a long-term liability.

During the three-month period ended March 31, 2007, the Company issued options to the Company’s Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer to purchase 2,000,000, 500,000 and 1,250,000 shares, respectively, of the Company’s common stock at a price of $.10 per share. The options expire three years from the date of the grant (January 17, 2007). The options were valued at $43,875 and were granted for services previously performed; therefore, the total amount was expensed and is included in stock-based compensation for the three month period ended March 31, 2007.

DATA CALL TECHNOLOGIES
 (A Development Stage Company)

Notes to Financial Statements

During the three-month period ended March 31, 2007, the Company issued options to three employees to purchase 2,650,000 shares of the Company’s common stock at a price of $.10 per share. The options expire three years from the date of the grant (January 17 through February 7, 2007). The options were valued at $31,605 and were granted for services previously performed; therefore, the total amount was expensed and is included in stock-based compensation for the three-month period ended March 31, 2007.

The following table summarizes information about options and warrants outstanding at March 31, 2007 and 2006:

	Shares	Weighted Average Exercise Price March 31, 2007	Shares	Weighted Average Exercise Price March 31, 2006
Outstanding at beginning of year	3,500,000	$$.10	3,000,000	$.10
Granted		9,050,000.10	500,000.10
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of year	12,550,000	$.10	3,500,000	$.10

Weighted average fair value of options and warrants granted during the period	$.10	$.10	None	$.10
Exercisable at end of month	12,500,000	$.10	3,000,000	$.10

Stock-based compensation is composed of the following for the three-month ended March 31, 2007:

Options and warrants	$144,408
Stock-based compensation at fair value	100,000
Total stock-based compensation expense	$244,408

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF DATA CALL TECHNOLOGIES, INC. ("DATA CALL", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2007.

BUSINESS HISTORY:

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

As of May 15, 2007, we had approximately 25 clients who pay us subscription fees in connection with our Direct Lynk feeds, which subscription fees totaled $58,009 for the year ended December 31, 2006, and $8,040 for the three months ended March 31, 2007.

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

Recent Events:

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

In January 2007, our Board of Directors granted warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.10 per share, to our legal counsel, David M. Loev. The warrants will expire if unexercised three years from the date such warrants were granted.

On January 2, 2007, our Board of Directors agreed to issue two of our employees an aggregate of 125,000 shares of our restricted common stock in consideration for services rendered to us in connection with the sale of our products.

In January 2007, we issued an individual an aggregate of 125,000 shares of our restricted common stock in consideration for that individual referring certain investors to us.

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

In March 2007, we sold 250,000 restricted shares of our common stock to two separate investors for aggregate consideration of $50,000 or $25,000 each. We also granted those investors an aggregate of 500,000 warrants (250,000 each) to purchase shares of our common stock at an exercise price of $0.10 per share.

On or about April 26, 2007, we entered into a services agreement with AudioStocks Inc. (“AudioStocks”). Pursuant to the agreement, AudioStocks agreed to assign two individuals to work on our account, in connection with shareholder communications, to introduce us to their market maker, investment bank and broker/dealer, to place a feature placement of our company on their website, AudioStocks.com, to interview our key management one-on-one, which interview shall be placed on their website, and to undertake various other promotion services on our behalf. The agreement will be in effect for a period of 180 days, and we agreed to issue AudioStocks 250,000 restricted shares of common stock, which shares have been issued to AudioStocks.

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

We believe that we can continue our business operations for approximately the next (2) two to three (3) months, assuming our current rate of monthly expenditure, of approximately $65,000 per month, our current number of employees, and our other expenses do not increase significantly, due to the approximately $255,520 of cash on hand that we had as of March 31, 2007, of which approximately $100,000 remained as of May 15, 2007, and the fact that we are currently generating a small amount of revenues through subscriptions to our Direct Lynk system. In the event that our current monthly rate of expenditure, the number of employees we employ and/or any of our other expenses increase, we may be forced to raise additional capital within the next two (2) to three (3) months or sooner. We do not currently have any plans to increase our monthly expenditures or number of employees. Moving forward, we anticipate the need for approximately $500,000 in additional funding to continue our operations for the next twelve months, and as such we may need to raise additional capital through the sale of shares of our common stock subsequent to the filing of this report.

Assuming we have sufficient capital moving forward, we plan to continue to grow our business and market our Direct Lynk System to potential customers over the course of the next twelve months by marketing our technology to digital signage manufacturers, trade magazines, trade shows and call centers. We will also continue on a limited basis our practice of providing potential customers free trials of the Direct Lynk System, for which we will receive no revenue, in an attempt to build both product awareness for the Direct Lynk System and to potentially lead to sales down the road, which in the opinion of our management has been successful both in building brand awareness for the Direct Lynk System and in bringing in new clients for subscriptions. We added subscribers for our technology throughout 2006 and hope to build and increase such subscribers moving forward. However, as of the date of this filing, we have generated only minimal revenues through paying subscriptions for the Direct Lynk System, and we can provide no assurances that we will generate any meaningful revenues in the future, that we will be successful in marketing our Direct Lynk System to potential customers or that we will continue to have enough money to continue our business operations and marketing activities in the future. If we are unable to generate sufficient revenues to support our approximately $65,000 per month of expenses moving forward, we may be forced to scale back our marketing efforts (please see "Risk Factors" above for more detailed descriptions of these and other risks to which we are subject).

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

We had $8,040 of sales revenue for the three months ended March 31, 2007, compared to $1,688 of sales revenue for the three months ended March 31, 2006, an increase in sales revenue of $6,352 or 376.3% from the prior period. Sales revenues for the three months ended March 31, 2006, consisted solely of flat panel televisions sold to various of our customers and sales for the three months ended March 31, 2007 consisted of subscription fees received in connection with the Direct Lynk System. The increase in sales revenue was mainly due to increase subscription fees received in connection with a significant increase in the number of our paying customers during the year ended December 31, 2006. Whereas we had no paying subscriptions during the three months ended March 31, 2006, we currently have approximately twenty four customers who pay us fees in connection with subscriptions to our Direct Lynk System.

We had cost of sales of $6,745 for the three months ended March 31, 2007, compared to cost of sales of $0 for the three months ended March 31, 2006, an increase in cost of sales of $6,745 from the prior period. Our costs of sales increased due to increased fees associated with subscriptions for our Direct Lynk System. We had no cost of sales for the three months ended March 31, 2006, because we had no sales of subscriptions for our products during that period.

We had a gross margin of $1,295 for the three months ended March 31, 2007, compared to a gross margin of $1,688 for the three months ended March 31, 2006, a decrease in gross margin of $393 or 23.3% from the prior period. The decrease in gross margin was mainly due to the significant increase in cost of sales for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, which was not sufficiently offset by the 376.3% increase in sales for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

We had total operating expenses of $600,575 for the three months ended March 31, 2007, compared to total operating expenses of $626,388 for the three months ended March 31, 2006, a decrease in total operating expenses of $25,813 or 4.1% from the prior period. The decrease in total operating expenses was mainly due to a $69,784 or 15.3% decrease in employee compensation, due to the termination of two employees subsequent to the three months ended March 31, 2006, which salaries were present during the three months ended March 31, 2006, but not during the three months ended March 31, 2007; and a $10,985 or 19.1% decrease in travel expense due the fact that we attended less road shows during the three months ended March 31, 2007, compared to the three months ended March 31, 2006; offset by a $40,699 or 87.2% increase in legal accounting expenses for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, due to increased amounts paid to attorneys and our auditor in connection with the preparation of, review of and amendments to our Form 10-KSB annual report and other costs associated with us being a reporting company, which costs and expenses were not present during the three months ended March 31, 2006.

We had a net loss of $599,280 for the three months ended March 31, 2007, compared to a net loss of $624,700 for the three months ended March 31, 2006, a decrease in net loss of $25,420 or 4.1% from the prior period. Net loss decreased mainly due to the 4.1% decrease in operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $263,154, consisting of $255,520 of cash and $7,634 of accounts receivable. Total current assets decreased by $28,569 or 9.8% compared to total current assets of $291,723 as of December 31, 2006, which decrease was mainly due to a $26,179 or 9.3% decrease in cash, which represented funds used to support our day to day operations, salaries and legal and accounting expenses associated with being a publicly traded company.

We had total non-current assets of $80,093 as of March 31, 2007, which included property and equipment, less accumulated depreciation of $74,838 and total other assets of $5,255.

We had total current liabilities of $103,079 as of March 31, 2007, which included $99,329 of accounts payable and $3,750 of accrued salaries and related liabilities. This represented a $34,422 or 25% decrease in current liabilities as of December 31, 2006, which decrease was caused by a $50,000 decrease in short-term note payable, in connection with our entry into a debt conversion agreement with Milford Mast, with whom we owed $50,000 as of December 31, 2006, but who subsequently agreed to exchange the amount owed for 500,000 shares of our common stock as described in greater detail above, offset by a $11,808 or 13.5% increase in accounts payable and a $3,750 increase in accrued salaries and related liabilities.

We had total non-current liabilities of $204,400 as of March 31, 2007, consisting of redeemable common stock. Redeemable common stock consisted of shares of common stock sold to certain investors from 2003-2006, which investors may have ongoing rescission rights, even though those investors previously rejected our rescission offer to them to return their shares of our common stock for their original subscription cost plus statutory interest. While we are obligated to carry the $204,400 in redeemable common stock on our balance sheet as a liability, we believe that the likelihood of any of the shareholders who hold those shares exercising their remaining rescission rights, if any, is very small.

We had working capital of $160,075 and a deficit accumulated during the development stage of $6,669,062 as of March 31, 2007.

We had net cash used in operating activities of $326,179 for the three months ended March 31, 2007, which was mainly due to $599,280 of net loss offset by $100,000 of common stock issued for services in connection with the 1,000,000 shares of common stock issued to Everett Poe, one of our employees, $144,408 of stock options and warrants issued for services in connection with the 4,900,000 three year options granted to our officers and directors in January 2007, the 1,500,000 options granted to Everett Poe in February 2007, the effects of an amended warrant agreement with Everett Poe as discussed herein, and a total of 2,650,000 three year warrants granted to various other non-employee holders during the three months ended March 31, 2007.

We had $300,000 of proceeds from the issuance of stock for the three months ended March 31, 2007, which was due to the sale of 3,000,000 shares of our common stock for $0.10 per share, and various warrants to purchase shares of our common stock at an exercise price of $0.10 per share, to various accredited investors, pursuant to a private placement offering during the three months ended March 31, 2007, which sales are described in greater detail below under “Unregistered sales of equity securities.”

Due to the $255,520 of cash on hand as of March 31, 2007, of which approximately $100,000 remained as of the filing of this report, we believe that with our current rate of monthly expenditures, approximately $65,000 per month, we will be able to maintain our operations for approximately the next two (2) to three (3) months. We believe we will require approximately $500,000 to maintain our operations for the next twelve months. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. We can provide no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

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

Additionally, our quarterly expenses will likely increase as we have become a reporting company as we will need to continue filing quarterly and annual reports with the Securities and Exchange Commission, which will need to contain disclosures drafted by our legal counsel and financial statements reviewed and/or audited by our independent auditors. Additionally, we will need to file reports on Form 8-K with the Commission regarding significant contracts and material events in our business operations. However, we do not believe that our current anticipated monthly expense rate of approximately $65,000 per month will be significantly affected by these filing requirements, as we previously paid our legal counsel and independent auditors significant funds on a monthly basis (which costs are included in our anticipated monthly expenses rate), in connection with our now effective registration statement filings.

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

[Remainder of page left intentionally blank.]

RISK FACTORS

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. The Company's business is subject to many risk factors, including the following:

WE REQUIRE ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN.

We believe that we can continue our business operations for approximately the next two (2) to three (3) months, assuming our current rate of monthly expenditure, approximately $65,000 per month, our current number of employees remains the same, and other expenses do not increase significantly, due to the approximately $255,520 of cash on hand that we had as of March 31, 2007, of which approximately $100,000 remained as of May 15, 2007, and the amount of revenue we generate through subscriptions of our Direct Lynk System. We do not have any commitments or identified sources of additional capital from third parties or from our officers, Directors or majority shareholders. We have generated limited revenues to date. Since inception, we have depended mainly on financing raised through the sale of our common stock to support our operations. There is no assurance that additional financing will be available on favorable terms in the future, if at all or that our Direct Lynk System will ever generate enough revenues for us to sustain our operations. If we are unable to raise additional financing in the future or our current rate of expenditure increases significantly, it would have a materially adverse effect upon our ability to fully implement our business plan and/or to continue with our current operations. Any additional financing may involve dilution to our then-existing shareholders, which could result in a decrease in the value of our securities.

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

WE RELY ON KEY MANAGEMENT AND IF KEY MANAGEMENT PERSONNEL ARE LOST, IT WOULD HAVE A MATERIALLY ADVERSE AFFECT ON OUR BUSINESS OPERATIONS.

Our success depends upon the personal efforts and abilities of James Ammons, our Chief Executive Officer, President, Treasurer, Secretary and Director; Larry Mosley our Chief Financial Officer and Director; Timothy Vance our Director of Customer Support and Director; and James Tevis our Chief Technology Officer and Chief Engineer. Our ability to operate and implement our business plan is heavily dependent upon the continued service of Messrs. Ammons, Mosley, Vance and Tevis, as well as our ability to attract, retain and motivate other qualified personnel. Messrs. Mosley, Vance and Tevis entered into three year employment contracts with us on October 1, 2005, which are renewable upon the mutual acceptance of both parties; and Mr. Ammons entered into a five year employment agreement with us to serve as our Chief Executive Officer and President on February 8, 2006, with an effective date of January 1, 2006. We face aggressive and continued competition for such personnel and we cannot be certain that we will be able to attract, retain and motivate such personnel in the future. The loss of Messrs. Ammons, Mosley, Vance or Tevis, or our inability to hire, retain and motivate qualified sales, marketing and management personnel would have a material adverse effect on our business and operations and would likely result in a decrease in the value of our securities.

WE HAVE OUTSTANDING ISSUES WITH ONE OF OUR FORMER OFFICERS AND DIRECTORS, WHICH COULD FORCE US TO EXPEND SUBSTANTIAL RESOURCES ON LITIGATION AND/OR A SETTLEMENT.

Our former President and Director resigned on June 19, 2003, in connection with a dispute with our current officers and Directors. We have received correspondence from this individual claiming that he is owed approximately 4,500,000 shares of Data Call's common stock as well as certain other amounts in consideration for services rendered to Data Call. While we had previously been in discussions with this individual regarding entering into a Settlement and Release Agreement with us, we have not entered into any settlements or releases with this individual to date, and have not had any conversations with this individual regarding such settlement for approximately the last ninety (90) days. As a result, it is possible that this individual will bring legal claims against us in the future in connection with monies or shares owed and/or other claims against us. While we believe that we have valid counter claims against this individual, which will substantially lower any judgment he would receive against us (described in greater detail under "Legal Proceedings" herein), in the event that this individual does bring legal claims against us in the future, we may be forced to expend substantial resources on the defense and/or settlement of such claims and/or the litigation of our counter claims against this individual. Additionally, if brought, these claims would likely divert the attention and resources of our current officers and Directors away from our operations. Additionally, if this individual was to bring claims against us in the future, we could be forced to raise additional finances or issue this individual shares of common stock in settlement of his claims, which may dilute our shareholders, and/or cause us to curtail or abandon our business plan, which could cause any investment in us to become worthless.

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

WE MAY HAVE POTENTIAL LIABILITY FOR SHARES OF COMMON STOCK WHICH MAY HAVE BEEN SOLD IN VIOLATION OF FEDERAL AND/OR STATE SECURITIES LAWS.

Certain shares of common stock that were sold by us between October 2003 to December 2005 to non-accredited investors, were not registered under federal or state securities laws, and exemptions from registration provided by these securities laws may not have been available or may not have been perfected due to that fact that some non-accredited shareholders who purchased our shares may not have been provided audited financial statements, risk factors, or a description of our business history and results of operations, with the result that we may be deemed to have violated the registration requirements of these securities laws with respect to the offer and sale of the shares of common stock. In December 2005 and January 2006, we offered rescission to such shareholders, and provided each shareholder pursuant to applicable state laws, at least thirty days to decide whether to accept or reject the rescission offer, and all of the shareholders elected to reject the recession offer and reaffirm their purchases. In connection with the rescission offer, we provided every non-accredited shareholder, who we believed that that time may not have been provided full disclosure documents in connection with the purchase of our shares, audited financial statements, risk factors and business information. In total, we offered rescission to 22 shareholders who had subscribed for an aggregate of 2,044,000 of our shares of common stock for aggregate consideration of $204,400 or $0.10 per share. Although all of the shareholders elected to reject rescission, certain state securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of securities that was not registered under the relevant securities laws as required. As a result, we may continue to be potentially liable under certain securities laws for such sales of common stock even after completing our rescission offer. We anticipate that such liability in aggregate would not exceed the total price of the purchased shares, $204,400.

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

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors, in our audited financial statements expressed a concern about our ability to continue as a going concern. We had working capital of $160,075 and an accumulated deficit of $6,669,062 as of March 31, 2007, and have generated limited revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

OUR TOTAL AMOUNT OF ISSUED AND OUTSTANDING SHARE AMOUNTS MAY BE INCORRECT, AND WE MAY HAVE OUTSTANDING SHARES WHICH ARE UNACCOUNTED FOR.

While we have engaged a transfer agent to keep track of and verify the number of our outstanding shares, we may still have shares for which we have issued stock certificates which may not currently be reflected on our transfer agent's records, including 4,500,000 shares of common stock originally issued to our former Chief Executive Officer, Richard Clemens, which we do not currently reflect as outstanding due to certain disagreements with Mr. Clemens as well as several allegations against Mr. Clemens regarding his unsatisfactory service to Data Call. For instance, it came to our attention in February 2007 that a shareholder of the Company held 100,000 shares of common stock which were sold to the shareholder in March 2004, but which were not reflected as issued in the Company’s records with the transfer agent. We have since amended our previous stock records to include these 100,000 shares. Additionally, it came to our attention in February 2007, that we had failed to issue 50,000 shares of common stock to Milford Mast in connection with his subscription in 2006 for 1,000,000 shares of our common stock for which only 950,000 shares were issued to Mr. Mast. We subsequently have issued Mr. Mast the additional 50,000 shares and we believe that the number of outstanding shares listed throughout this report is correct; however, we have recently received correspondence from a small number of shareholders regarding share certificates and alleged outstanding shares, which are not currently reflected in our shareholder records, and are currently looking into the validity of such certificates. Furthermore, the majority of our shares which are held by our non-affiliates were purchased in private transactions, and the purchased shares were then issued and entered into our stock records. Due to the large number of these transactions which have occurred since our inception, we cannot be certain that all shares purchased by shareholders were entered into our stock records, entered correctly and/or that all shareholders who purchased shares received share certificates to evidence their purchases. As a result, we may have a larger number of shares outstanding than we currently show on our shareholders list. This difference, if present, may force us to revise this Registration Statement prior to or after it becomes effective to include such shares, and may mean that the dilutive effect of the additional shares registered pursuant to the Registration Statement is more than the current number of shares thought to be issued and outstanding and offered through such offering.

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

Pursuant to our Articles of Incorporation, as amended and restated, we have 200,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized. As of the filing of this report, we have 65,162,100 shares of common stock issued and outstanding and - 0 - shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

WE FACE A RISK OF A CHANGE IN CONTROL DUE TO THE FACT THAT OUR CURRENT OFFICERS AND DIRECTORS DO NOT OWN A MAJORITY OF OUR OUTSTANDING COMMONS STOCK.

Our current officers and Directors can vote an amount of common stock equal to less than approximately twenty-five percent (25%) of our outstanding common stock. As a result, our officers and Directors may not exercise majority voting control over us and our shareholders who are not officers and Directors of us may be able to obtain a sufficient number of votes to choose who serves as our Directors. Because of this, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

OUR ARTICLES OF INCORPORATION, AS AMENDED, AND BYLAWS LIMIT THE LIABILITY OF, AND PROVIDE INDEMNIFICATION FOR, OUR OFFICERS AND DIRECTORS.

Our Articles of Incorporation, as amended, generally limit our officers' and directors' personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation, as amended, and Bylaws provide indemnification for our officers and directors to the fullest extent authorized by the Nevada General Corporation Law against all expense, liability, and loss, including attorney's fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a "Proceeding") to which the officer or director is made a party or is threatened to be made a party, or in which the officer or director is involved by reason of the fact that he or she is or was an officer or director of the Company, or is or was serving at the request of the Company as an officer or director of another corporation or of a partnership, joint venture, trust or other enterprise whether the basis of the Proceeding is alleged action in an official capacity as an officer or director, or in any other capacity while serving as an officer or director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts for the Company. Such an indemnification payment might deplete the Company's assets. Stockholders who have questions respecting the fiduciary obligations of the officers and directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the 1933 Act and the rules and regulations thereunder is against public policy and therefore unenforceable.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

WE CURRENTLY HAVE A VERY LIMITED MARKET FOR OUR COMMON STOCK ON THE OTCBB, AND WE ANTICIPATE SUCH MARKET BEING HIGHLY ILLIQUID, SPORADIC AND VOLATILE IN THE FUTURE.

The market for our common stock on the OTCBB is illiquid, sporadic and highly volatile, as well as being subject to wide fluctuations in response to several factors, including, but not limited to:

(1) actual or anticipated variations in our results of operations;
(2) our ability or inability to generate new revenues;
(3) the number of shares in our public float;
(4) increased competition; and
(5) conditions and trends in the market for digital signage and/or advertising materials in general.

Furthermore, because our common stock is traded on the over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

[Remainder of page left intentionally blank.]

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In November 2006, we sold 1,000,000 shares of our restricted common stock for aggregate consideration of $100,000 (or $0.10 per share), to Regional Marketing Co., an entity managed by Milford Mast, a greater than 5% shareholder of us (“Regional”), which shares were issued in January 2007. We claim an exemption from registration under Rule 506 of the Securities Act of 1933, as amended.

From November 2006 to March 2007, we sold an aggregate of 5,000,000 shares of our restricted common stock to twelve (12) investors for aggregate consideration of $500,000 (or $0.10 per share). We claim an exemption from registration under Rule 506 of the Securities Act of 1933, as amended.

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

On January 2, 2007, we issued an individual an aggregate of 125,000 shares of our restricted common stock in consideration for that individual referring certain investors to us. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On January 2, 2007, we issued two of our employees an aggregate of 125,000 shares of our restricted common stock in consideration for services rendered to us in connection with the sale of our products. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

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

In January 2007, in connection with the sale of 1,000,000 shares of our restricted common stock for aggregate consideration of $100,000 or $0.10 per share (which sale is included in the 5,000,000 of shares sold described above), we agreed to issue a shareholder of us an aggregate of 1,000,000 three year warrants to purchase shares of our common stock at an exercise price of $0.10 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On January 17, 2007, we granted an aggregate of 3,900,000 options to certain of our employees, Directors and officers (the “Employees,” as described below, and the “Options”), which Options are exercisable for three years from the date they were granted and are exercisable for shares of our common stock at an exercise price of $0.10 per share. The Options, which will be evidenced by Option Agreements to be drafted subsequent to this filing shall also contain cashless exercise provisions. The Options were granted to the Employees as follows:

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

On January 29, 2007, we granted Miracle Tech, LLC, an aggregate of 900,000 warrants to purchase shares of our common stock at an exercise price of $0.10 per share, which warrants are exercisable for three years from the date they were granted. The warrants were issued in connection with subscriptions received for shares of our common stock in January 2007. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we will take took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

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

In February 2007, we granted Everett Poe, an employee of us, an aggregate of 1,500,000 three year warrants to purchase shares of our common stock at an exercise price of $0.10 per share, which warrants contained a cashless exercise provision in consideration for services rendered by Mr. Poe in his capacity as our employee during January and February 2007. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we will take took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In February 2007, we issued 1,000,000 shares of common stock to Mr. Poe in consideration for services rendered to us in his capacity as an employee of during January and February 2007. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In March 2007, in connection with the sale of 1,000,000 shares of our restricted common stock for aggregate consideration of $100,000 or $0.10 per share (which sale is included in the 5,000,000 of shares sold described above), we agreed to issue a shareholder of us an aggregate of 250,000 three year warrants to purchase shares of our common stock at an exercise price of $0.50 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In March 2007, we sold 250,000 restricted shares of our common stock to two separate investors for aggregate consideration of $50,000 ($25,000 per investor). We also granted those investors an aggregate of 500,000 warrants (250,000 each) to purchase shares of our common stock at an exercise price of $0.10 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In May 2007, we issued AudioStocks 250,000 restricted shares of our common stock in connection with AudioStocks entry into the services agreement with us in April 2007. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

ExhibitNumber	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(2)	Amended and Restated Articles of Incorporation

3.4(1)	Amended Bylaws

10.1(1)	James Ammons Employment Agreement

10.2(1)	James Ammons Option Agreement

10.3(1)	Larry Mosley Employment Agreement

10.4(1)	Addendum to Larry Mosley's Employment Agreement

10.5(1)	Tim Vance Employment Agreement

10.6(1)	Addendum to Tim Vance's Employment Agreement

10.7(3)	Agreement with United Press International, with exhibits

10.8(2)	Data Call Technologies, Inc. Office Space Lease

10.9(3)	Content Licensing Agreement with plan_b media/Mindmatics, LLC

10.10(3)	First Amendment to Content Licensing Agreement with Mindmatics, LLC

10.11(3)	Agreement with Traffic.com (which we have not received a signed copy of from Traffic.com)

10.12(4)(5)	Reseller Agreement with Texas Digital Systems, Inc.

10.13(3)	Sample Reseller Agreement (substantially similar to the reseller agreements entered into with certain companies as described herein)

10.14(5)	Letter of Intent with Ariamedia Corporation

10.15(4)(5)	Services Agreement with 3M Company

10.16(6)	Debt Conversion Agreement with Milford Mast

10.17(6)	David Loev Warrant Agreement

10.18(6)	Warrant Amendment Agreement with Everett Poe

10.19(6)	Option Agreement with James Ammons

10.20(6)	Option Agreement with Larry Mosley

10.21(6)	Option Agreement with James Vance

10.22(6)	Option Agreement with Timothy Vance

10.23(6)	Option Agreement with James Tevis

10.24(6)	Option Agreement with Everett Poe

16.1(7)	Letter from R.E. Bassie & Company

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Filed as exhibits to our report on Form 10-KSB, filed with the Commission on April 3, 2007, and incorporated herein by reference.

(7) Filed as an exhibit to our report on Form 8-K, filed with the Commission on April 27, 2007, and incorporated herein by reference.

b) Reports on Form 8-K:

We filed one report on Form 8-K during the period covered by this report:

•
We filed a report on Form 8-K on April 27, 2007, to report that effective April 26, 2007, the client auditor relationship between us and R.E. Bassie & Company, Certified Public Accountants ("Bassie") was terminated because Bassie resigned. Effective April 26, 2007, the Company engaged GLO CPAs, LLP, Certified Public Accountants as its principal independent public accountant for the fiscal year ended December 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA CALL TECHNOLOGIES, INC.

DATED: May 18, 2007	By:/s/ James Ammons
James Ammons
Chief Executive Officer and
Principal Financial Officer