Form 10QSB
period 2007-06-30
Data Call Technologies
filed 2007-08-20
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(832) 230-2376
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 16, 2007, 67,762,100 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Traditional Small Business Disclosure Format (Check One): Yes [   ] No [X].

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Condensed Balance Sheets

June 30, 2007 and December 31, 2006
(Unaudited)

Assets	2007	2006
		(Audited)
Current assets:
Cash	$66,145	$281,699
Accounts receivable, net	35,570	10,024
Total current assets	101,715	291,723

Property and equipment	118,304	118,304
Less accumulated depreciation	50,045	36,888
Net property and equipment	68,259	81,416

Other assets	5,255	5,255
Total assets	$175,229	$378,394

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	73,531	87,521
Short-term note payable to shareholder	-	50,000
Total current liabilities	73,531	137,521
Redeemable common stock	204,400	204,400
Total liabilities	277,931	341,921

Stockholders' equity (deficit):
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
None issued.	-	-
Common stock, $.0001 par value. Authorized 200,000,000 shares:
64,618,100 shares issued and outstanding at June 30, 2007,
58,368,100 shares issued and outstanding at December 31, 2006	64,618	58,368
Additional paid-in capital	6,837,185	6,088,164
Deficit accumulated during the development stage	(6,923,951)	(6,069,782)
	(22,148)	76,750
Deferred stock compensation	(80,554)	(40,277)
Total stockholders' equity (deficit)	(102,702)	36,473

Total liabilities and stockholders' equity	$175,229	$378,394

See accompanying notes to financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Condensed Statements of Operations

Three and six months ended June 30, 2007 and 2006
(Unaudited)
					Cumulative
					total from
					inception to
	Three months ended June 30,		Six months ended June 30,		June 30,
	2007	2006	2007	2006	2007

Revenues
Sales	$47,373	$14,777	$55,413	$16,465	$130,610
Cost of sales	13,462	-	20,207	-	77,823
Gross margin	33,911	14,777	35,206	16,465	52,787

Operating expenses:
Employee compensation	204,093	176,491	591,574	633,756	4,021,589
Contractual services	-	1,120	25,000	25,120	844,574
Legal and accounting	32,308	38,632	119,673	85,298	744,629
Product development costs	-	41,869	15,056	57,964	399,978
Travel	24,691	30,061	76,643	89,022	360,136
Office and equipment rental	6,336	10,959	16,751	16,952	125,638
Office supplies and expenses	6,981	7,243	8,624	8,834	175,882
Telephone	5,813	6,494	13,831	12,132	97,480
Advertising	2,000	2,485	2,000	7,461	55,654
Other	-	-	7,067	3,010	101,134
Depreciation expense	6,578	9,250	13,156	11,443	50,044
Total operating expenses	288,800	324,604	889,375	950,992	6,976,738

Net loss before income taxes	(254,889)	(309,827)	(854,169)	(934,527)	(6,923,951)

Provision for income taxes	-	-	-	-	-

Net loss	$(254,889)	$(309,827)	$(854,169)	$(934,527)	$(6,923,951)

Net loss applicable to common shareholders:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares
Basic and diluted	63,325,600	53,268,100	62,015,984	52,442,500

See accompanying notes to financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows

Six months ended June 30, 2007 and 2006
(Unaudited)

			Cumulative
			totals from
			inception to
			June 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(854,169)	$(934,527)	$(6,923,951)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	13,157	11,443	50,045
Common stock issued for services	125,000	264,015	3,047,781
Stock options and warrants issued for services	130,271	-	130,271
Amortization of deferred compensation	9,723	-	9,723
(Increase) decrease in operating assets:
Accounts receivable	(25,546)	(5,614)	(25,546)
Other assets	-	-	(5,255)
Increase (decrease) in operating liabilities:
Accounts payable	(13,990)	(2,884)	73,531
Accrued expenses	-	(20,000)	-
Accrued salaries and related liabilities	-	13,750	-
Net cash used in operating activities	(615,554)	(673,817)	(3,643,401)

Cash flows from investing activities:
Purchase of property and equipment	-	(8,330)	(118,304)
Net cash used in investing activities	-	(8,330)	(118,304)

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	400,000	195,000	3,623,450
Proceeds from issuance of redeemable common shares
under private placement	-	-	204,400
Net cash provided by financing activities	400,000	195,000	3,827,850

Net increase (decrease) in cash	(215,554)	(487,147)	66,145

Cash at beginning of year	281,699	671,228	-
Cash at end of period	$66,145	$184,081	$66,145

See accompanying notes to financial statements.

DATA CALL TECHNOLOGIES, INC.

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months period ended June 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 is effective for us beginning January 1, 2007.  We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements

DATA CALL TECHNOLOGIES, INC.

Notes to Financial statements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company adopted SFAS No. 154 on January 1, 2006.  Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

In 2006, the Financial Accounting Standards Board issued the following:

- SFAS No. 155: Accounting for Certain Hybrid Financial Instruments

- SFAS No. 156: Accounting for Servicing of Financial Assets

- SFAS No. 157: Fair Value Measurements

- SFAS No. 158: Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

- SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

- FIN No. 48: Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 64,618,100 shares were issued and outstanding at June 30, 2007, and 13,550,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of June 30, 2007.

DATA CALL TECHNOLOGIES, INC.

Notes to Financial statements

In addition to the amount of common shares issued and outstanding as noted above, 2,044,000 shares were issued and are in the hands of shareholders at June 30, 2007; however, these shares are not included in the Company’s permanent equity at March 1, 2007.  These shares are considered “Redeemable Common Stock” and are included in the financial statements as a long-term liability.

During the six-month period ended June 30, 2007, the Company issued options to the Company’s Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer to purchase 2,000,000, 500,000 and 1,250,000 shares, respectively, of the Company’s common stock at a price of $.10 per share.  The options expire three years from the date of the grant (January 17, 2007).  The options were valued at $43,875 and were granted for services previously performed; therefore, the total amount was expensed and is included in stock-based compensation for the six month period ended June 30, 2007.  During June 2007, the Company issued 2,000,000 warrants to the Company Vice President of Operations to purchase the Company's common stock at a price of $.10 per share.  The warrants will vest over a three-year period and will expire three years from the vesting date of the warrants.  The warrants were valued at $104,800, and will be amortized over a 36-month period.  $2,913 were amortized to expense during the six months ended June 30, 2007.

During the six-month period ended June 30, 2007, the Company issued options to three employees to purchase 2,650,000 shares of the Company’s common stock at a price of $.10 per share.  The options expire three years from the date of the grant (January 17 through February 7, 2007).  The options were valued at $31,605 and were granted for services previously performed; therefore, the total amount was expensed and is included in stock-based compensation for the three-month period ended June 30, 2007.

The following table summarizes information about options and warrants outstanding at June 30, 2007 and 2006:

	Shares	Weighted Average Exercise Price June 30, 2007	Shares	Weighted Average Exercise Price June 32, 2006
Outstanding at beginning of year	3,500,000	$.10	3,000,000	$.10
Granted	12,050,000	.10	500,000	.10
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of year	15,550,000	$.10	3,500,000	$.10

Weighted average fair value of options and warrants granted during the period	.10	$.10	None	$.10

	15,550,000	$.10	3,000,000	$.10

Stock-based compensation is composed of the following for the June six-month ended June 30, 2007:

Options and warrants	$130,271
Stock-based compensation at fair value	134,723
Total stock-based compensation expense	$264,994

(5)           Going Concern

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF DATA CALL TECHNOLOGIES, INC. ("DATA CALL", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2007.

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

As of August 15, 2007, we had approximately twenty-six clients who pay us subscription fees in connection with our Direct Lynk feeds, which subscription fees totaled $58,009 for the year ended December 31, 2006, and $55,413 for the six months ended June 30, 2007.

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

Effective January 15, 2007, we entered into a Warrant Amendment Agreement (the “Warrant Amendment”) with Everett Poe, our former Vice President of Sales, which amended the terms of our June 1, 2006 Warrant Agreement (the “Warrant”) entered into with Mr. Poe. The Warrant Amendment amended the terms of Mr. Poe’s original Warrant, to allow Mr. Poe the ability to transfer the Warrant; provided that Mr. Poe would immediately vest all of the 500,000 Warrants (previously, he was to vest 1/3 of the Warrants upon the expiration of each year he remained employed by us); and provided Mr. Poe a cashless exercise provision in connection with the exercise of the Warrant.

On February 27, 2007, our Board of Directors approve the grant of an aggregate of 1,500,000 options to purchase shares of our common stock to Everett Poe, a former employee, which options are exercisable for three years from the date they were granted for an exercise price of $0.10 per share. On February 27, 2007, our Board of Directors also approved the issuance of 1,000,000 shares of common stock to Mr. Poe.  Effective August 8, 2007, Mr. Poe’s employment with the Company was terminated. Mr. Poe was paid the compensation he had earned as of the date of his termination and will retain the warrants he had vested as of his termination date; but will not receive any other severance pay from the Company.

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

On or about August 2, 2007, we entered into a services agreement with Stockguru.com (“Stockguru”), whereby Stockguru agreed to provide us investor awareness coverage on its webpage, and to distribute our press releases and trade alerts.  The period of the services agreement was for 90 days, and we agreed to issue Stockguru 300,000 restricted shares of common stock in connection with such services agreement.

On or about August 7, 2007, we entered into a services agreement with WallStreet Direct, Inc. (“WallStreet”).  Pursuant to the agreement, which has a term of three months, WallStreet agreed to perform certain services for us in connection with an investor awareness campaign, including drafting and disseminating certain press releases, audiomercials, and to use its best efforts to permute a market in our common stock on its webpage.  In consideration for the services to be performed by WallStreet, we issued WallStreet 800,000 shares of restricted common stock.

Effective June 15, 2007, we entered into a one year Executive Employment Agreement with Ed Kessing, to serve as our Vice President of Operations (the “Employment Agreement”).  The Employment Agreement automatically renews for additional one year terms, unless either party gives the other of their intent to terminate within sixty days of such renewal date, for us to three years.   In consideration for Mr. Kessing agreeing to the terms of the Employment Agreement, we agreed to pay Mr. Kessing a one time fee of $5,000, to pay him $85,000 per year, to issue him 500,000 share of restricted common stock, and to grant him 2,000,000 warrants to purchase shares of the Company’s common stock (the “Warrants”).  The Warrants are exercisable for shares of the Company’s common stock at an exercise price of $0.10 per share.  Mr. Kessing is to vest 500,000 of the Warrants upon the day prior to the one (1) year anniversary of the Effective Date of this Employment Agreement, June 14, 2008; 500,000 of the Warrants upon the day prior to the two (2) year anniversary of the Effective Date of the Employment Agreement, June 14, 2009 and 1,000,000 Warrants upon the day prior to the third (3) anniversary of the Effective Date of the Employment Agreement, June 14, 2010 (each a “Vesting Date”), assuming that Executive is still employed under his Employment Agreement on each such Vesting Dates.  The Warrants expire if unexercised upon the earlier of: the third (3) anniversary of their Vesting Date; or one hundred and twenty (120) days after termination of Mr. Kessing’s employment with the Company.

The Employment Agreement terminates:

(a) in the event that Mr. Kessing suffers an injury, illness, or incapacity of such character as to prevent him from performing his duties without reasonable accommodation for a period of more than thirty (30) consecutive days upon us giving at least thirty (30) days written notice of termination to him;

(b) upon the death of Mr. Kessing;

(c) at any time because of, (i) the conviction of Mr. Kessing of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty or theft or fraud; (ii) his gross negligence in the performance of his duties under the Employment Agreement; or (iii) his lack of performance of the duties he is to perform pursuant to the Employment Agreement;

(d) additionally, the executive may terminate his employment for "good reason" by giving us ten (10) days written notice if: (i) he is assigned, without his express written consent, any duties materially inconsistent with his positions, duties, responsibilities, or status with us, or a change in his reporting responsibilities or titles as in effect as of the date hereof; (ii) his compensation is reduced; or (iii) we do not pay any material amount of compensation due under the Employment Agreement and then fails either to pay such amount within the ten (10) day notice period required for termination hereunder or to contest in good faith such notice; and

(e) we may terminate his employment at any time without cause.

In the event Mr. Kessing’s employment is terminated under (a) through (c) above, Mr. Kessing is entitled to all compensation earned by him through the date of his termination, and shall be entitled only to the Warrants that he has bested as of the date of termination, which warrants shall be valid for a period of 120 days following such termination.

In the event Mr. Kessing’s employment is terminated under (d) or (e) Mr. Kessing will be entitled to receive as severance pay in a one time lump sum payment payable within Thirty (30) days of his termination an amount equal to any and all of Executive’s salary remaining to be paid under the Employment Agreement, subject to a $50,000 maximum payment and he will automatically vest that years tranche of Warrants (e.g., if he is terminated pursuant to (d) or (e) three months into the second year of the term of the Employment Agreement, he will automatically vest the Warrants he would have vested on the day prior to the second anniversary of the effective date of the Employment Agreement, but shall not vest any additional Warrants which have not been vested as of that date), and such warrants shall be exercisable until the earlier of three (3) years from their Vesting Date or three years from the date of his termination pursuant to (d) or (e).

In August 2007, we sold an aggregate of 200,000 shares of our common stock to an unrelated company for $20,000 or $0.10 per share. Although the 200,000 shares have not been physically issued as of the date of this filing, they have been included in the number of issued and outstanding shares disclosed throughout this Form 10-QSB.

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

We believe that we can continue our business operations for approximately the next four (4) to five (5) months, assuming our current rate of monthly expenditure, of approximately $65,000 per month, our current number of employees, and our other expenses do not increase significantly, due to the approximately $66,145 of cash on hand that we had as of June 30, 2007, and the $20,000 raised in August 2007, through the sale of common stock, of which approximately $50,000 remained as of the date of this filing, and the fact that we are currently generating a small amount of revenues through subscriptions to our Direct Lynk system. In the event that our current monthly rate of expenditure, the number of employees we employ and/or any of our other expenses increase, we may be forced to raise additional capital within the next four (4) to five (5) months or sooner. We do not currently have any plans to increase our monthly expenditures or number of employees. Moving forward, we anticipate the need for approximately $500,000 in additional funding to continue our operations for the next twelve months, and as such we may need to raise additional capital through the sale of shares of our common stock subsequent to the filing of this report.

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

Our products are displayed on screens across the country, as well as parts of Mexico and pending Canadian installations.  With our sports and financial data being displayed on cell phones, a large array of digital signage products, IP phones, and digital concierge touch panels, we are expecting significant growth during the upcoming months, of which there can be no assurance.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

We had $47,373 of sales revenue for the three months ended June 30, 2007, compared to $14,777 of sales revenue for the three months ended June 30, 2006, an increase in sales revenue of $32,596 or 220% from the prior period. Sales revenues for the three months ended June 30, 2006, consisted solely of flat panel televisions sold to various of our customers and sales for the three months ended June 30, 2007 consisted of subscription fees received in connection with the Direct Lynk System. The increase in sales revenue was mainly due to increase subscription fees received in connection with a significant increase in the number of our paying customers during the year ended December 31, 2006, which number of paying customers continued to grow during the three months ended June 30, 2007. Whereas we had no paying subscriptions during the three months ended June 30, 2006, we currently have approximately twenty-six customers who pay us fees in connection with subscriptions to our Direct Lynk System.

We had cost of sales of $13,462 for the three months ended June 30, 2007, compared to cost of sales of $0 for the three months ended June 30, 2006, an increase in cost of sales of $13,462 from the prior period. Our costs of sales increased due to increased fees associated with subscriptions for our Direct Lynk System. We had no cost of sales for the three months ended June 30, 2006, because we had no sales of subscriptions for our products during that period.  Cost of sales as a percentage of sales was 28.4% for the three months ended June 30, 2007.

We had a gross margin of $33,911 for the three months ended June 30, 2007, compared to a gross margin of $14,777 for the three months ended June 30, 2006, an increase in gross margin of $19,134 or 129.5% from the prior period. The increase in gross margin was mainly due to the $32,596 increase in our sales revenues relating to our Direct Link System for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, which was offset by the $13,462 increase in cost of sales for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

We had total operating expenses of $288,800 for the three months ended June 30, 2007, compared to total operating expenses of $324,604 for the three months ended June 30, 2006, a decrease in total operating expenses of $35,804 or 11% from the prior period. The decrease in total operating expenses was mainly due to a $41,869 decrease in product development costs, to $0 for the three months ended June 30, 2007, compared to $41,869 for the three months ended June 30, 2006; a $6,324 or 16.4% decrease in legal and accounting expenses, to $32,308 for the three months ended June 30, 2007, compared to $38,632 for the three months ended June 30, 2006, which decrease was mainly caused by higher accounting and legal fees in connection with our Form SB-2 Registration Statement and related filings during the three months ended June 30, 2006, compared to only our periodic and current report filings during the three months ended June 30, 2007; a $5,370 or 17.9% decrease in travel expenses, to $24,691 for the three months ended June 30, 2007, compared to $30,061 for the three months ended June 30, 2006, which expenses were in connection with our travel to certain trade shows; and a $4,623 or 42.2% decrease in office and equipment rental, to $6,336 for the three months ended June 30, 2007, compared to $10,959 for the three months ended June 30, 2006, in connection with timing differences in connection with the payment of rent; which was offset by a $27,602 or 15.6% increase in employee compensation, to $204,093 for the three months ended June 30, 2007, compared to $176,491 for the three months ended June 30, 2006.

We had a net loss of $254,889 for the three months ended June 30, 2007, compared to a net loss of $309,827 for the three months ended June 30, 2006, a decrease in net loss of $54,938 or 17.7% from the prior period. Net loss decreased mainly due to the 220% increase in sales, coupled with the 11% decrease in operating expenses described above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

We had $55,413 of sales revenue for the six months ended June 30, 2007, compared to $16,465 of sales revenue for the six months ended June 30, 2006, an increase in sales revenue of $38,948 or 236.6% from the prior period. Sales revenues for the six months ended June 30, 2006, consisted solely of flat panel televisions sold to various of our customers and sales for the six months ended June 30, 2007 consisted of subscription fees received in connection with the Direct Lynk System. The increase in sales revenue was mainly due to increased subscription fees received in connection with a significant increase in the number of our paying customers during the year ended December 31, 2006, which number of paying customers has continued to grow during the six months ended June 30, 2007. Whereas we had no paying subscriptions during the six months ended June 30, 2006, we currently have approximately twenty-six customers who pay us fees in connection with subscriptions to our Direct Lynk System.

We had cost of sales of $20,207 for the six months ended June 30, 2007, compared to cost of sales of $0 for the six months ended June 30, 2006, an increase in cost of sales of $20,207 from the prior period. Our cost of sales increased due to increased fees associated with subscriptions for our Direct Lynk System. We had no cost of sales for the six months ended June 30, 2006, because we had no sales of subscriptions for our products during that period.

We had total cost of sales as a percentage of sales for the six months ended June 30, 2007, of 36.5%.

We had a gross margin of $35,206 for the six months ended June 30, 2007, compared to a gross margin of $16,465 for the six months ended June 30, 2006, an increase in gross margin of $18,741 or 113.8% from the prior period. The increase in gross margin was mainly due to the $38,948 increase in our sales revenues relating to our Direct Link System for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, which was offset by the $20,207 increase in cost of sales for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

We had total operating expenses of $889,375 for the six months ended June 30, 2007, compared to total operating expenses of $950,992 for the six months ended June 30, 2006, a decrease in total operating expenses of $61,617 or 6.5% from the prior period. The decrease in total operating expenses was mainly due to a $42,182 or 6.7% decrease in employee compensation, due to the termination of two employees subsequent to the six months ended June 30, 2006, which salaries were present during the six months ended June 30, 2006, but not during the six months ended June 30, 2007; a $42,908 or 74% decrease in product development costs, to $15,056 for the six months ended June 30, 2007, compared to $57,964 for the six months ended June 30, 2006; and a $12,279 or 13.9% decrease in travel, to $76,643 for the six months ended June 30, 2007, compared to $89,022 for the six months ended June 30, 2006, in connection with us attending a smaller number of trade shows during the six months ended June 30, 2007 than we did during the six months ended June 30, 2006; offset by a $34,375 or 40.3% increase in legal and accounting expenses to $119,673 for the six months ended June 30, 2007, compared to $85,298 for the six months ended June 30, 2006, in connection with amounts paid to attorneys and our auditor in connection with the preparation of, review of and amendments to our Form 10-KSB annual report and other costs associated with us being a reporting company, which costs and expenses were not present during the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $101,715, consisting of $66,145 of cash and $35,570 of accounts receivable. Total current assets decreased by $190,008 or 65.1% compared to total current assets of $291,723 as of December 31, 2006, which decrease was mainly due to a $215,554 or 76.5% decrease in cash, which represented funds used to support our day to day operations, salaries and legal and accounting expenses associated with being a publicly traded company.

We had total non-current assets of $73,514 as of June 30, 2007, which included property and equipment, net of accumulated depreciation of $68,259 and total other assets of $5,255.

We had total current liabilities of $73,531 as of June 30, 2007, which represented $73,531 of accounts payable. This represented a $63,990 or 46.5% decrease in current liabilities as of December 31, 2006, which decrease was caused by a $50,000 decrease in short-term note payable, in connection with our entry into a debt conversion agreement with Milford Mast, a significant shareholder of the Company, with whom we owed $50,000 as of December 31, 2006, but who subsequently agreed to exchange the amount owed for 500,000 shares of our common stock as described in greater detail above, and a $13,990 or 16% decrease in accounts payable.

We had total non-current liabilities of $204,400 as of June 30, 2007, consisting of redeemable common stock. Redeemable common stock consisted of shares of common stock sold to certain investors from 2003-2006, which investors may have ongoing rescission rights, even though those investors previously rejected our rescission offer to them to return their shares of our common stock for their original subscription cost plus statutory interest. While we are obligated to carry the $204,400 in redeemable common stock on our balance sheet as a liability, we believe that the likelihood of any of the shareholders who hold those shares exercising their remaining rescission rights, if any, is very small.

We had working capital of $28,184 and a deficit accumulated during the development stage of $6,923,951 as of June 30, 2007.

We had net cash used in operating activities of $615,554 for the six months ended June 30, 2007, which was mainly due to $854,169 of net loss offset by $125,000 of common stock issued for services, which mainly represented 1,000,000 shares of common stock issued to Everett Poe, one of our former employees and the 500,000 shares of common stock issued to Ed Kessing, as described above, $130,271 of stock options and warrants issued for services in connection with the 4,900,000 three year options granted to our officers and directors in January 2007, the 1,500,000 options granted to Everett Poe in February 2007, the effects of an amended warrant agreement with Everett Poe as discussed herein, the 2,000,000 warrants granted to Ed Kessing (valued at $104,880 and amortized over the thirty-six months of the Employment Agreement, with $2,913 included in the six months ended June 30, 2007), as described above, and a total of 2,650,000 six year warrants granted to various other non-employee holders during the six months ended June 30, 2007.

We had $400,000 of net cash provided by financing activities due to proceeds from the issuance of stock during the six months ended June 30, 2007, from the sale of 4,000,000 shares of our common stock for $0.10 per share, and various warrants to purchase shares of our common stock at an exercise price of $0.10 per share, to various accredited investors, pursuant to a private placement offering during the six months ended June 30, 2007, which sales are described in greater detail below under “Unregistered Sales of Equity Securities.”

Due to the $66,145 of cash on hand as of June 30, 2007 and the $20,000 which we raised in August 2007, through the sale of common stock, of which approximately $50,000 remained as of the filing of this report, we believe that with our current rate of monthly expenditures, approximately $65,000 per month, we will be able to maintain our operations for approximately the next four (4) to five (5) months. We believe we will require approximately $500,000 to maintain our operations for the next twelve months. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. We can provide no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

Although we hope to generate meaningful revenues sufficient to support our operations in the next six months, if we are unsuccessful in generating such revenues, we will likely need to take steps to raise equity capital or to borrow additional funds, to continue our operations and meet our upcoming liabilities, as described above. We have no commitments from officers, Directors or affiliates to provide funding. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations.

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

WE REQUIRE ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN.

We believe that we can continue our business operations for approximately the next four (4) to five (5) months, assuming our current rate of monthly expenditure, approximately $65,000 per month, our current number of employees remains the same, and other expenses do not increase significantly, due to the approximately $66,145 of cash on hand that we had as of June 30, 2007, and the $20,000 raised through the sale of stock in August 2007 of which approximately $50,000 remained as of the filing of this report, and the amount of revenue we generate through subscriptions of our Direct Lynk System. We do not have any commitments or identified sources of additional capital from third parties or from our officers, Directors or majority shareholders. We have generated limited revenues to date. Since inception, we have depended mainly on financing raised through the sale of our common stock to support our operations. There is no assurance that additional financing will be available on favorable terms in the future, if at all or that our Direct Lynk System will ever generate enough revenues for us to sustain our operations. If we are unable to raise additional financing in the future or our current rate of expenditure increases significantly, it would have a materially adverse effect upon our ability to fully implement our business plan and/or to continue with our current operations. Any additional financing may involve dilution to our then-existing shareholders, which could result in a decrease in the value of our securities.

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

Our former President and Director resigned on June 19, 2003, in connection with a dispute with our current officers and Directors. We have received correspondence from this individual claiming that he is owed approximately 4,500,000 shares of Data Call's common stock as well as certain other amounts in consideration for services rendered to Data Call. While we had previously been in discussions with this individual regarding entering into a Settlement and Release Agreement with us, we have not entered into any settlements or releases with this individual to date, and have not had any conversations with this individual regarding such settlement for approximately the last one hundred and twenty (120) days. As a result, it is possible that this individual will bring legal claims against us in the future in connection with monies or shares owed and/or other claims against us. While we believe that we have valid counter claims against this individual, which will substantially lower any judgment he would receive against us (described in greater detail under "Legal Proceedings" herein), in the event that this individual does bring legal claims against us in the future, we may be forced to expend substantial resources on the defense and/or settlement of such claims and/or the litigation of our counter claims against this individual. Additionally, if brought, these claims would likely divert the attention and resources of our current officers and Directors away from our operations. Additionally, if this individual was to bring claims against us in the future, we could be forced to raise additional finances or issue this individual shares of common stock in settlement of his claims, which may dilute our shareholders, and/or cause us to curtail or abandon our business plan, which could cause any investment in us to become worthless.

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

WE DEPEND HEAVILY ON OUR ABILITY TO MARKET OUR PRODUCTS TO POTENTIAL CONSUMERS.

We depend on our marketing department, which currently consists of three (3) of our employees, to make consumers and potential customers aware of our products. Since inception we have spent approximately $2,000,000 on research, development and marketing activities associated with our Direct Lynk System. If our marketing department fails to make potential customers aware of our products and the advantages and possibilities we believe they bring to potential customers, it is not likely that we will be able to generate enough revenues to continue with research and development on new products and improve our current products. If this were to happen, it is likely that our products will become stagnant and we will not be able to compete in the market. If you invest in us and we fail to properly market our products, we could be forced to curtail our business plan or discontinue our business operations altogether.

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

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors, in our audited financial statements expressed a concern about our ability to continue as a going concern. We had working capital of $28,184 and an accumulated deficit of $6,923,951 as of June 30, 2007, and have generated limited revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

OUR TOTAL AMOUNT OF ISSUED AND OUTSTANDING SHARE AMOUNTS MAY BE INCORRECT, AND WE MAY HAVE OUTSTANDING SHARES WHICH ARE UNACCOUNTED FOR.

While we have engaged a transfer agent to keep track of and verify the number of our outstanding shares, we may still have shares for which we have issued stock certificates which may not currently be reflected on our transfer agent's records, including 4,500,000 shares of common stock originally issued to our former Chief Executive Officer, Richard Clemens, which we do not currently reflect as outstanding due to certain disagreements with Mr. Clemens as well as several allegations against Mr. Clemens regarding his unsatisfactory service to Data Call. For instance, it came to our attention in February 2007 that a shareholder of the Company held 100,000 shares of common stock which were sold to the shareholder in March 2004, but which were not reflected as issued in the Company’s records with the transfer agent. We have since amended our previous stock records to include these 100,000 shares. Additionally, it came to our attention in February 2007, that we had failed to issue 50,000 shares of common stock to Milford Mast in connection with his subscription in 2006 for 1,000,000 shares of our common stock for which only 950,000 shares were issued to Mr. Mast. We subsequently have issued Mr. Mast the additional 50,000 shares and we believe that the number of outstanding shares listed throughout this report is correct; however, we have received correspondence from a small number of shareholders in the past regarding share certificates and alleged outstanding shares, which are not currently reflected in our shareholder records, and are currently looking into the validity of such certificates. Furthermore, the majority of our shares which are held by our non-affiliates were purchased in private transactions, and the purchased shares were then issued and entered into our stock records. Due to the large number of these transactions which have occurred since our inception, we cannot be certain that all shares purchased by shareholders were entered into our stock records, entered correctly and/or that all shareholders who purchased shares received share certificates to evidence their purchases. As a result, we may have a larger number of shares outstanding than we currently show on our shareholders list. This difference, if present, may force us to revise this Registration Statement prior to or after it becomes effective to include such shares, and may mean that the dilutive effect of the additional shares registered pursuant to the Registration Statement is more than the current number of shares thought to be issued and outstanding and offered through such offering.

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

Pursuant to our Articles of Incorporation, as amended and restated, we have 200,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized. As of the filing of this report, we have 67,762,100 shares of common stock issued and outstanding and - 0 - shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Mr. Clemens' 4,500,000 shares of Data Call common stock were unilaterally cancelled by Data Call when such improprieties of Mr. Clemens' became known by Data Call's current management team. In connection with such cancellation and the abuses of Mr. Clemens' position as our Chief Executive Officer, we do not believe that Mr. Clemens is owed the 4,500,000 shares which were originally granted in connection with services rendered and do not believe that Mr. Clemens' claims are valid. Even though our management believes that any recovery that Mr. Clemens may be awarded if he were to bring legal proceedings against us would be reduced substantially by Mr. Clemens alleged violations of his duty of care and good faith and misappropriations of company resources and funds (described above), we may still be forced to expend substantial resources on the defense and/or settlement of such claims and as a result, we could be forced to raise additional finances to defend such claims and/or issue Mr. Clemens shares of common stock in settlement of his claims, which may dilute our shareholders, and/or cause us to curtail or abandon our business plan, which could cause any investment in us to become worthless.  We had no contact with Mr. Clemens regarding the matters disclosed above during the three months ended June 30, 2007, or from June 30, 2007, to the date of this filing.

Additionally, from time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In March 2007, we sold 250,000 restricted shares of our common stock to two separate investors for aggregate consideration of $50,000 ($25,000 per investor), which shares were issued in April 2007. We also granted those investors an aggregate of 500,000 warrants (250,000 each) to purchase shares of our common stock at an exercise price of $0.10 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

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

In July 2007, we issued an aggregate of 500,000 shares of restricted common stock to Ed Kessing, in connection with and pursuant to the terms of his employment agreement.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In July 2007, we also issued 2,000,000 warrants to purchase shares of the Company’s common stock (the “Warrants”), to Mr. Kessing, which Warrants are exercisable for shares of the Company’s common stock at an exercise price of $0.10 per share.  Mr. Kessing is to vest 500,000 of the Warrants upon the day prior to the one (1) year anniversary of the Effective Date of this Employment Agreement, June 14, 2008; 500,000 of the Warrants upon the day prior to the two (2) year anniversary of the Effective Date of the Employment Agreement, June 14, 2009 and 1,000,000 Warrants upon the day prior to the third (3) anniversary of the Effective Date of the Employment Agreement, June 14, 2010 (each a “Vesting Date”), assuming that Executive is still employed under his Employment Agreement on each such Vesting Dates.  The Warrants expire if unexercised upon the earlier of: the third (3) anniversary of their Vesting Date; or one hundred and twenty (120) days after termination of Mr. Kessing’s employment with the Company.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In July 2007, we sold 1,000,000 units, each consisting of one share of common stock, and one three year warrant to purchase one share of common stock at an exercise price of $0.10 per share to an individual in consideration for $100,000 or $0.10 per unit. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On or about August 2, 2007, we entered into a services agreement with Stockguru.com (“Stockguru”), whereby Stockguru agreed to provide us investor awareness coverage on its webpage, and to distribute our press releases and trade alerts.  The period of the services agreement was for 90 days, and we agreed to issue Stockguru 300,000 restricted shares of common stock in connection with such services agreement.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On or about August 7, 2007, we entered into a services agreement with WallStreet Direct, Inc. (“WallStreet”).  Pursuant to the agreement, which has a term of three months, WallStreet agreed to perform certain services to us in connection with an investor awareness campaign, including drafting and disseminating certain press releases, audiomercials, and to use its best efforts to promote a market in our common stock on its webpage.  In consideration for the services to be performed by WallStreet, we issued WallStreet 800,000 shares of restricted common stock.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In August 2007, we sold an aggregate of 200,000 shares of our common stock to an unrelated company for $20,000 or $0.10 per share. Although the 200,000 shares have not been physically issued as of the date of this filing, they have been included in the number of issued and outstanding shares disclosed throughout this Form 10-QSB.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(2)	Amended and Restated Articles of Incorporation

3.4(1)	Amended Bylaws

10.1(1)	James Ammons Employment Agreement

10.2(1)	James Ammons Option Agreement

10.3(1)	Larry Mosley Employment Agreement

10.4(1)	Addendum to Larry Mosley's Employment Agreement

10.5(1)	Tim Vance Employment Agreement

10.6(1)	Addendum to Tim Vance's Employment Agreement

10.7(3)	Agreement with United Press International, with exhibits

10.8(2)	Data Call Technologies, Inc. Office Space Lease

10.9(3)	Content Licensing Agreement with plan_b media/Mindmatics, LLC

10.10(3)	First Amendment to Content Licensing Agreement with Mindmatics, LLC

10.11(3)	Agreement with Traffic.com (which we have not received a signed copy of from Traffic.com)

10.12(4)(5)	Reseller Agreement with Texas Digital Systems, Inc.

10.13(3)	Sample Reseller Agreement (substantially similar to the reseller agreements entered into with certain companies as described herein)

10.14(5)	Letter of Intent with Ariamedia Corporation

10.15(4)(5)	Services Agreement with 3M Company

10.16(6)	Debt Conversion Agreement with Milford Mast

10.17(6)	David Loev Warrant Agreement

10.18(6)	Warrant Amendment Agreement with Everett Poe

10.19(6)	Option Agreement with James Ammons

10.20(6)	Option Agreement with Larry Mosley

10.21(6)	Option Agreement with James Vance

10.22(6)	Option Agreement with Timothy Vance

10.23(6)	Option Agreement with James Tevis

10.24(6)	Option Agreement with Everett Poe

16.1(7)	Letter from R.E. Bassie & Company

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DATA CALL TECHNOLOGIES, INC.

DATED: August 20, 2007	By:/s/ James Ammons
James Ammons
Chief Executive Officer and
Principal Financial Officer