Form 10QSB
period 2007-09-30
Data Call Technologies
filed 2007-11-19
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(832) 230-2376
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of November 13, 2007, 73,512,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X].

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Condensed Balance Sheets

September 30, 2007 and December 31, 2006
(Unaudited)

Assets	2007	2006
		(Audited)
Current assets:
Cash	$40,619	$281,699
Accounts receivable, net	16,770	10,024
Total current assets	57,389	291,723

Property and equipment	118,304	118,304
Less accumulated depreciation	56,622	36,888
Net property and equipment	61,682	81,416

Other assets	5,255	5,255
Total assets	$124,326	$378,394

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	74,006	87,521
Short-term note payable to shareholder	-	50,000
Total current liabilities	74,006	137,521
Redeemable common stock	204,400	204,400
Total liabilities	278,406	341,921

Stockholders' equity (deficit):
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
None issued.	-	-
Common stock, $.0001 par value. Authorized 200,000,000 shares:
68,668,100 shares issued and outstanding at September 30, 2007,
58,368,100 shares issued and outstanding at December 31, 2006	68,668	58,368
Additional paid-in capital	7,335,800	6,088,164
Deficit accumulated during the development stage	(7,275,770)	(6,069,782)
	128,698	76,750
Deferred stock compensation	(282,778)	(40,277)
Total stockholders' equity (deficit)	(154,080)	36,473

Total liabilities and stockholders' equity	$124,326	$378,394

See accompanying notes to financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Condensed Statements of Operations

Three and nine months ended September 30, 2007 and 2006
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		September 30,
	2007	2006	2007	2006	2007

Revenues
Sales	$26,733	$38,647	$82,146	$55,112	$157,343
Cost of sales	15,720	25,471	35,927	25,471	93,543
Gross margin	11,013	13,176	46,219	29,641	63,800

Operating expenses:
Employee compensation	131,903	202,777	723,477	836,533	4,153,492
Contractual services	135,000	-	160,000	25,120	979,574
Legal and accounting	34,441	38,304	154,114	123,602	779,070
Product development costs	6,966	18,283	22,022	76,247	406,944
Travel	20,955	38,048	97,598	127,070	381,091
Office and equipment rental	8,783	11,554	25,534	28,506	134,421
Office supplies and expenses	919	4,979	13,744	13,813	181,002
Telephone	5,084	7,462	18,915	19,594	102,564
Advertising	10,919	5,141	12,919	12,602	66,573
Other	1,284	8,948	4,150	11,958	98,217
Depreciation expense	6,578	6,608	19,734	18,051	56,622
Total operating expenses	362,832	342,104	1,252,207	1,293,096	7,339,570

Net loss before income taxes	(351,819)	(328,928)	(1,205,988)	(1,263,455)	(7,275,770)

Provision for income taxes	-	-	-	-	-

Net loss	$(351,819)	$(328,928)	$(1,205,988)	$(1,263,455)	$(7,275,770)

Net loss applicable to common shareholders:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares
Basic and diluted	67,438,100	54,970,100	63,837,100	53,351,200

See accompanying notes to financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows

Nine months ended September 30, 2007 and 2006
(Unaudited)
			Cumulative
			totals from
			inception to
			September 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(1,205,988)	$(1,263,455)	$(7,275,770)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	19,734	18,051	56,622
Common stock issued for services	260,000	261,000	3,183,082
Stock options and warrants issued for services	142,936	3,015	142,936
Amortization of deferred stock compensation	67,499	5,556	77,222
(Increase) decrease in operating assets:
Accounts receivable	(6,746)	(13,112)	(16,770)
Other assets	-	-	(5,255)
Increase (decrease) in operating liabilities:
Accounts payable	(13,515)	(2,140)	74,006
Accrued expenses	-	(20,000)	-
Net cash used in operating activities	(736,080)	(1,011,085)	(3,763,927)

Cash flows from investing activities:
Purchase of property and equipment	-	(11,886)	(118,304)
Net cash used in investing activities	-	(11,886)	(118,304)

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	495,000	395,000	3,668,450
Proceeds from issuance of redeemable common shares
under private placement	-	-	204,400
Proceeds from short-term borrowings from shareholders	-	-	50,000
Net cash provided by financing activities	495,000	395,000	3,922,850

Net increase (decrease) in cash	(241,080)	(627,971)	40,619

Cash at beginning of year	281,699	671,228	-
Cash at end of period	$40,619	$43,257	$40,619

Supplemental schedule of cash flow information:
Non-cash transactions:
Issuance of common stock for conversion of short-term borrowing
from shareholder	$50,000	$-	$50,000

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months period ended September 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 68,668,100 shares were issued and outstanding at September 30, 2007, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of September 30, 2007.

In addition to the amount of common shares issued and outstanding as noted above, 2,044,000 shares were issued and are in the hands of shareholders at September 30, 2007; however, these shares are not included in the Company’s permanent equity at September 30, 2007.  These shares are considered “Redeemable Common Stock” and are included in the financial statements as a long-term liability.

During January 2007, the Company issued options to the Company’s Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer to purchase 2,000,000, 500,000 and 1,250,000 shares, respectively, of the Company’s common stock at a price of $.10 per share.  The options expire three years from the date of the grant (January 17, 2007).  The options were valued at $43,875 and were granted for services previously performed; therefore, the total amount was expensed and is included in stock-based compensation for the nine month period ended September 30, 2007.  During June 2007, the Company issued 2,000,000 warrants to the Company Vice President of Operations to purchase the Company's common stock at a price of $.10 per share.  The warrants will vest over a three-year period and will expire three years from the vesting date of the warrants.  The warrants were valued at $104,800, and will be amortized over a 36-month period.  $11,653 was amortized to expense during the nine months ended September 30, 2007.

During the nine-month period ended September 30, 2007, the Company issued options to three employees to purchase 2,650,000 shares of the Company’s common stock at a price of $.10 per share.  The options expire three years from the date of the grant (January 17 through February 7, 2007).  The options were valued at $31,605 and were granted for services previously performed; therefore, the total amount was expensed and is included in stock-based compensation for the three-month period ended March 31, 2007.

The following table summarizes information about options and warrants outstanding at September 30, 2007 and 2006:

	Shares	Weighted Average Exercise Price September 30, 2007	Shares	Weighted Average Exercise Price September 30, 2006
Outstanding at beginning of year	3,500,000	$.10	3,000,000	$.10
Granted	14,100,000	.10	500,000	.10
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of year	17,600,000	.10	3,500,000	$.10

Weighted average fair value of options and warrants granted during the period	$.10	$.10	None	$.10

Exercisable at end of quarter	17,600,000	$.10	3,000,000	$.10

Stock-based compensation is composed of the following for the nine-months ended September 30, 2007 and 2006:

	2007	2006
Stock-based compensation at fair value	$260,000	$261,000
Amortization of deferred stock compensation	67,499	5,556
Option and warrants	142,936	3,015
Total stock-based compensation expense	$470,435	$269,571

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF DATA CALL TECHNOLOGIES, INC. ("DATA CALL", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2007.

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

Business Operations

We currently offer our Direct Lynk Messenger service to customers through the Internet. The Direct Lynk Messenger Service is a Digital Signage product and real-time information service which provides "a la carte" client selection (via our internet web portal) of a wide range of up-to-date information, as well as custom messaging services for display. The Direct Lynk Messenger service is able to work concurrently with customers' existing digital signage systems.

Digital Signage is a relatively new and exciting method advertisers can use to promote, inform, educate, and entertain clients and customers about their businesses and products. Through Digital Signage, companies and businesses can use a single television or a series of flat screen televisions to market their services and products on site to their clients and customers in real time. Additionally, because Digital Signage advertising takes place in real time, businesses can change their marketing efforts at a moments notice. We believe this real time advertising better allows companies to tailor their advertising to individual customers, and thereby advertise and sell inventory which appeals to those individual customers, thereby increasing sales and revenues. Benefits to Digital Signage compared to regular print or video advertising include, being able to immediately change a digitally displayed image or advertisement depending on the business’s current clients and customers, and not getting locked into print advertising days or months in advance, which may become stale or obsolete prior to the advertising date of such print advertising.

Data Call specializes in allowing its clients to create their own Digital Signage advertising on the fly, through a portal on its website, www.datacalltech.com. Our clients are able to pick and choose which of our text feeds (described below) they choose from our web application, via the Internet,  delivered to digital display devices (plasma, LCD, Jumbotron, etc.) at their establishments. The only requirements our clients must have are 1) a supported third party digital signage solution, or similar device, which receives the data from our servers via the Internet, and displays the content on digital displays and 2) an Internet connection.

The Direct Lynk System is supported by various third party systems, varying in cost from $350 to $5,000, such as those marketed by 3M Digital Signage, Adaptive LED BroadSign, ChyTV, Helius, Key West Technologies, Planar, Scala, and Vertigo X Media .

The Direct Lynk System not only allows customers to select from the pre-determined data and information services described below, but also allows customers to add their own user defined text messages and advertising to the data feed, by picking and choosing what information they would like to view on their digital displays. The client may therefore have any message they would like presented to their viewers at a moments notice, and pick which individual locations and which displays they would like to receive our feeds based on how their digital signage network is configured.

The current types of data and information, for which a client is able to subscribe to through the Direct Lynk System include:

o	Headline News top world and national news headlines (six headlines updated every 30 minutes);

o	Business News top business headlines (six headlines updated every 30 minutes);

o	Financial Highlights world-based financial indicators (ten indicators updated every 30 minutes during NYSE market hours);

o	Entertainment News top entertainment headlines (six headlines updated every 30 minutes);

o	Health/Science News top science/health headlines (six headlines updated every 30 minutes);

o	Quirky News Bits latest off-beat news headlines (six headlines updated every 30 minutes);

o	Sports Headlines top sports headlines (six headlines updated every 30 minutes)

o	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;

o	National Football League latest game schedule (updated once per day) and in-game updates (updated continuously);

o	National Basketball Association - latest game schedule (updated once per day) and in-game updates (updated continuously);

o	Major League Baseball - latest game schedule (updated once per day) and in-game updates (updated continuously);

o	National Hockey League - latest game schedule (updated once per day) and in-game updates (updated continuously);

o	NCAA Football - latest game schedule (updated once per day) and in-game updates (updated continuously) ;

o	NCAA Men's Basketball - latest game schedule (updated once per day) and in-game updates (updated continuously);

o	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament;

o	NASCAR top 10 race positions updated every 20 laps throughout the race;

o	Major league soccer;

o	Arena Football;

o	Computer industry news;

o	Listings of the day's horoscopes;

o	Listings of the birthdays of famous persons born on each day;

o	Amber alerts;

o	Listings of historical events which occurred on each day in history; and

o	Localized Traffic and Weather Forecasts.

In addition to the above information categories and the client-generated messages, we may, at our discretion, include a Public Service Announcement, third-party advertisement (for additional revenue streams) and/or a Data Call tag line to our streaming text advertising in the future.

As of November 13, 2007, we had approximately forty-two clients who pay us subscription fees in connection with our Direct Lynk feeds, which subscription fees totaled $58,009 for the year ended December 31, 2006, and $82,146 for the nine months ended September 30, 2007.

Patents, Trademarks & Licenses

We currently have a word trademark for the term “N-Formation,” filed with the United States Trademark Office, Serial Number 77232574.

We have no patents, patent applications, trademarks, trademark applications or licenses covering our Direct Lynk Messenger service, other than the word mark described above. We may choose to file a patent application in the future, if our management feels it is in our best interest and raises sufficient capital to pay for the legal costs associated with such filing, but we currently have no plans to file such application. As we have no current patents on our technology, we can provide investors no assurances that another company does not already have a patent on our technology, that we are not in violation of such patent, if one exists, and/or that we can assert patent rights against another company that utilizes the same technology as us.

Recent Events:

On or about April 26, 2007, we entered into a services agreement with AudioStocks Inc. (“AudioStocks”). Pursuant to the agreement, AudioStocks agreed to assign two individuals to work on our account, in connection with shareholder communications, to introduce us to their market maker, investment bank and broker/dealer, to place a feature placement of our company on their website, AudioStocks.com, to interview our key management one-on-one, which interview shall be placed on their website, and to undertake various other promotion services on our behalf. The agreement was in effect for a period of 180 days, and we agreed to issue AudioStocks 250,000 restricted shares of common stock in connection with the agreement, which shares have been issued to AudioStocks to date.

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

In August 2007, we entered into a Services Agreement with Todd Bailey, an individual, pursuant to which Mr. Bailey agreed to perform computer programming services and web development services.  Pursuant to the agreement, Mr. Bailey agreed to work at least 10 hours per week on Company matters, but that Mr. Bailey would not in any case work less than 258 hours during the term of the agreement on the Company’s behalf.  The agreement is to expire after the expiration of 6 months from the parties entry into the agreement, or after the 258 hours of required work has been completed by Mr. Bailey.  We agreed to issue Mr. Bailey 100,000 Form S-8 registered shares of common stock in consideration for services rendered under the agreement.  The agreement can be cancelled by either party with thirty days prior written notice, provided however that Mr. Bailey shall only be able to retain the pro-rata amount of shares that he earned (based on hours worked) pursuant to the agreement.  Mr. Bailey agreed that he would only be allowed to sell a maximum of 10,000 of the shares per month.  We issued Mr. Bailey the shares in October 2007, but have yet to register the shares on a Form S-8 as of the date of this filing.

On September 25, 2007, we entered into an Exclusive Marketing Agreement (the “Marketing Agreement”) with Leightronix, Inc., a Michigan corporation (“Leightronix”).  Pursuant to the Marketing Agreement, we agreed to provide Leightronix the exclusive rights, throughout the United States, to market our Direct Lynk Messenger System to public access television, educational access television and government access television subscribers (collectively “PEG”).  Leightronix agreed to pay us an upfront fee in connection with our entry into the Marketing Agreement, and to pay us an annual fee per Direct Lynk System subscriber as set forth in the Marketing Agreement.  Leightronix also agreed to honor and maintain a minimum number of Direct Lynk System clients per month, as set forth in the Marketing Agreement, which increases over time.

In connection with the Marketing Agreement, we agreed to provide Leightronix all sales leads, sales, information calls and processes related to the delivery of the Direct Lynk System and sales of the Direct Lynk System.  In the event that we are approached by a prior client about additional sales, such sales shall be covered under the Marketing Agreement, but we may charge a $75 one time administrative fee in connection with such sales.  We also agreed to provide Leightronix the right of first refusal to market the Direct Lynk System to industries outside of PEG, after first obtaining written approval from us for such marketing efforts.

Pursuant to the Marketing Agreement, Leightronix will be responsible for the management of the client account hardware, software and delivery systems relating to sales made by Leightronix, which falls within the scope of PEG.  We agreed to be responsible for the design, development, production and performance of the Direct Lynk System, and to acquire hardware, software and internet bandwidth for the purpose of providing dedicated Direct Lynk System services to the PEG subscribers.  We also agreed to provide technical support to Leightronix as needed.

The term of the Marketing Agreement is for three years, and the agreement is automatically renewed for additional one year terms unless terminated by the mutual consent of the parties, or as described below.

The Marketing Agreement can be terminated by us or Leightronix:

•	with 60 days written notice in the event either party breaches any provision of the Marketing Agreement;

•	by us or Leightronix with 30 days written notice if either party enters into or files for bankruptcy;

•
by us or Leightronix with 60 days prior written notice, if because of change in ownership or management, such party believes that Leightronix’s ability to meet the terms of the Marketing Agreement will be adversely affected;

•	by us, with 30 days prior written notice, if we or Leightronix engages in any deceptive or illegal practices in connection with the sale of the Direct Lynk System,

•	or by 90 days written notice from either party after the expiration of the Marketing Agreement, or any subsequent renewal thereof.

Subsequent Events:

On or about October 10, 2007, we entered into a one year, renewable contract with Adtek Media's PumpTopTV division to incorporate our product into the national roll-out of one of the largest out of home media networks, which is being deployed on self-serve gas pumps.

On or about November 16, 2007, we entered into a Financial and Accounting Consulting Agreement with Everett R. Bassie, an individual (the “Financial Consulting Agreement”).  Pursuant to the Financial Consulting Agreement, Mr. Bassie agreed to perform services on our behalf in connection with the preparation of our financial statements for the years ended December 31, 2007, 2008 and 2009, our Form 10-KSB and 10-QSB filings, and the preparation of various of our financial statements contained in quarterly reports for the years ended December 31, 2007, 2008 and 2009.  The term of the Financial and Accounting Consulting Agreement was from July 1, 2007, the effective date of the agreement, through June 30, 2010.  We agreed to issue Mr. Bassie 1,000,000 shares of restricted common stock (which we agreed to register on a Form SB-2 registration statement within 12 months of the date of the agreement); 1,000,000 shares of common stock which we agreed to register on a Form S-8; and an aggregate of 1,000,000 warrants to purchase shares of our common stock at an exercise price of $0.10 per share, of which 350,000 warrants shall vest on the first anniversary of the effective date of the agreement, 350,000 warrants shall vest upon the second anniversary of the effective date of the agreement, and the remaining 300,000 warrants shall vest upon the third anniversary of the effective date of the agreement, and shall expire three years from their vesting date or 120 days from the date of the termination of the Financial Consulting Agreement.  In the event of a change of control of the Company, all of the warrants shall vest to Mr. Bassie immediately and shall be valid until three years from the date of such change of control or their original vesting date, whichever is longer.  The Financial Consulting Agreement can be terminated by either party with thirty days prior written notice or by the mutual agreement of the parties.

PLAN OF OPERATIONS

We believe that we can continue our business operations for approximately the next three (3) to four (4) months, assuming our current rate of monthly expenditure (as described below), our current number of employees, and our other expenses do not increase significantly, due to the approximately $40,619 of cash on hand that we had as of September 30, 2007, and the fact that we are currently generating a small amount of revenues through subscriptions to our Direct Lynk system. In the event that our current monthly rate of expenditure, the number of employees we employ and/or any of our other expenses increase, we may be forced to raise additional capital within the next three (3) to four (4) months or sooner. We do not currently have any plans to increase our monthly expenditures or number of employees. Moving forward, we anticipate the need for approximately $350,000 in additional funding to continue our operations for the next twelve months, and as such we may need to raise additional capital through the sale of shares of our common stock subsequent to the filing of this report.

During the last three months, the Company has implemented cost management measurements to reduce monthly expenditures.  Our current rate of monthly expenditures is now approximately $45,000 or a 30% reduction from the previous quarter.  We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months.  We currently have no plans to increase the number of employees we employ.  However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities.

Recent partner, marketing and/or customer agreements have allowed us to expand our product line into the Public Access Broadcast arena (i.e. Leightronix), as well as providing our product line to an industry leader in the ad-revenue based model of digital signage (i.e. AdTek Media).  Moving forward, we feel these two vertical market opportunities will provide strong positive growth over the next thirty-six months, of which there can be no assurance.

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

We are planning and negotiating with current vendors and partners to expand our offering to cell phone subscribers.  Hardware, software and sales processes are currently being modified and/or developed and we may test this model in the first quarter of 2008.  Upon completion of a successful pilot test, and subsequent deployment of the model, this opportunity may provide another ad-revenue based vertical market for the Company.  However, as we have not tested the model to date, there can be no assurance that we it will be successful or that we will have sufficient revenues to implement the model into our business operations.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

We had $26,733 of sales revenue for the three months ended September 30, 2007, compared to $38,647 of sales revenue for the three months ended September 30, 2006, a decrease in sales revenue of $11,914 or 31% from the prior period. Sales revenues for the three months ended September 30, 2007 consisted of subscription fees received in connection with the Direct Lynk System. The decrease in sales revenue was mainly due to the Company obtaining a number of short-term subscription fees during the three months ended September 30, 2006, which had expired as of the three months ended September 30, 2007, as opposed to the Company obtaining a number of long-term subscriptions during calendar 2007, which are being amortized over the term of the subscriptions and therefore result in lower revenue for the three months ended September 30, 2007.

We had cost of sales of $15,720 for the three months ended September 30, 2007, compared to cost of sales of $25,471 for the three months ended September 30, 2006, a decrease of $9,751 or 38.3% from the prior period.  Our costs of sales decreased for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due to the Company being able to obtain long-term versus short term contracts during the three months ended September 30, 2007, which costs of sales are recognized over the term of the agreements, instead of at one time, as was the case with our cost of sales for the three months ended September 30, 2006.

We had a gross margin of $11,013 for the three months ended September 30, 2007, compared to a gross margin of $13,176 for the three months ended September 30, 2006, a decrease in gross margin of $2,163 or 16.4% from the prior period. The decrease in gross margin was mainly due to the $11,914 decrease in our sales revenues relating to our Direct Link System for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, which was offset by the $9,751 decrease in cost of sales for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

We had total operating expenses of $362,832 for the three months ended September 30, 2007, compared to total operating expenses of $342,104 for the three months ended September 30, 2006, an increase in total operating expenses of $20,728 or 6% from the prior period. The increase in total operating expenses was mainly due to a $135,000 increase in stock-based compensation for contractual services during the three months ended September 30, 2007 in connection with the issuance of various shares of common stock to consultants and employees during the three months ended September 30, 2007, as described in greater detail herein, which issuances were not represented during the three months ended September 30, 2006, which was offset by a $70,874 or 35% decrease in employee compensation expense in connection with a reduction in the number of our employees for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.  If you subtract the stock-based compensation expenses from total expenses for the three months ended September 30, 2007, operating expenses actually decreased by $114,272 or 33.4% from total operating expenses for the three months ended September 30, 2006.  The decrease in cash operating expenses was due to management making a concerted effort to reduce operating expenses for the Company.

We had a net loss of $351,819 for the three months ended September 30, 2007, compared to a net loss of $328,928 for the three months ended September 30, 2006, an increase in net loss of $22,891 or 7% from the prior period. Net loss increased mainly due to an increase in the use of stock based compensation during the three months ended September 30, 2007, compared to no stock based compensation expense during the three months ended September 30, 2006, coupled with the $11,914 or 31% decrease in revenues for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, which was offset by a $9,751 or 38.3% decrease in cost of sales during the same period. The Company’s stock based compensation increased in connection with the Company’s effort to use stock based compensation in stead of cash compensation during the three months ended September 30, 2007, in an effort to conserve the use of the Company's cash.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

We had $82,146 of sales revenue for the nine months ended September 30, 2007, compared to $55,112 of sales revenue for the nine months ended September 30, 2006, an increase in sales revenue of $27,034 or 49% from the prior period. The increase in sales revenue was mainly due to increased subscription fees received in connection with a significant increase in the number of our paying customers during the nine months ended September 30, 2007, compared to the prior period.

We had cost of sales of $35,927 for the nine months ended September 30, 2007, compared to cost of sales of $25,471 for the nine months ended September 30, 2006, an increase in cost of sales of $10,456 or 41% from the prior period. Our cost of sales increased due to increased fees from our suppliers associated with subscriptions for our Direct Lynk System.

We had a gross margin of $46,219 for the nine months ended September 30, 2007, compared to a gross margin of $29,641 for the nine months ended September 30, 2006, an increase in gross margin of $16,578 or 56% from the prior period. The increase in gross margin was mainly due to the $27,034 increase in our sales revenue relating to our Direct Link System for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, which was offset by the $10,456 increase in cost of sales for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

We had total operating expenses of $1,252,207 for the nine months ended September 30, 2007, compared to total operating expenses of $1,293,096 for the nine months ended September 30, 2006, a decrease in total operating expenses of $40,889 or 3.2% from the prior period. The decrease in total operating expenses was mainly due to management efforts to reduce cash expenditures.  The main reasons for the decrease in expenses was a $113,056 or 13.5% decrease in employee compensation in connection with the reduction in the number of employees we employ, and a $54,225 or 71% decrease in production development costs, offset by a $134,880 or 537% increase in share based compensation for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, in connection with us issuing shares of common stock and warrants (as described below) to consultants in lieu of cash consideration for services rendered.

We had a net loss of $1,205,988 for the nine months ended September 30, 2007, compared to a net loss of $1,263,455 for the nine months ended September 30, 2006, a decrease in net loss of $57,467 or 4.5% from the prior period. Net loss decrease mainly due to an increase of $27,034 or 49% in revenues, and a decrease of $40,889 or 3.2% in expenses, offset by an increase of $10,456 or 41% in cost of sales for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $57,389, consisting of $40,619 of cash and $16,770 of accounts receivable as of September 30, 2007. Total current assets decreased by $234,334 or 80.3% compared to total current assets of $291,723 as of December 31, 2006, which decrease was mainly due to a $241,080 or 85.6% decrease in cash, which represented funds used to support our day to day operations, salaries and legal and accounting expenses associated with being a publicly traded company.

We had a working capital deficit of $16,617 at September 30, 2007, compared to positive working capital of $154,202 at December 31, 2006.

We had total liabilities of $278,406 as of September 30, 2007, which included $74,006 of current liabilities, which consisted solely of accounts payable, and $204,400 of redeemable common stock. Redeemable common stock consisted of shares of common stock sold to certain investors from 2003-2006, which investors may have ongoing rescission rights, even though those investors previously rejected our rescission offer to them to return their shares of our common stock for their original subscription cost plus statutory interest. While we are obligated to carry the $204,400 in redeemable common stock on our balance sheet as a liability, we believe that the likelihood of any of the shareholders who hold those shares exercising their remaining rescission rights, if any, is very small.

We had net cash used in operating activities of $736,080 for the nine months ended September 30, 2007, as opposed to net cash used in operating activities of $1,011,085 for the nine months ended September 30, 2006.  The amount of net cash used for the nine months ended September 30, 2007 was mainly due to $1,205,988 of net loss offset by $470,435 in non-cash expenses for stock-based compensation.

We had $495,000 of net cash provided by financing activities due to proceeds from the issuance of stock during the nine months ended September 30, 2007, from the sale of 4,950,000 shares of our common stock for $0.10 per share, and various warrants to purchase shares of our common stock at an exercise price of $0.10 per share, to various accredited investors, pursuant to a private placement offering during the nine months ended September 30, 2007, which sales are described in greater detail below under “Unregistered Sales of Equity Securities.”

We believe that with our current rate of monthly expenditures of approximately $45,000, we will require approximately $350,000 to maintain our operations for the next twelve months. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. We can provide no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

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

WE REQUIRE ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN.

We believe that we can continue our business operations for approximately the next three (3) to four (4) months, assuming our current rate of monthly expenditure, approximately $45,000 per month, our current number of employees remains the same, and other expenses do not increase significantly, due to the approximately $40,619 of cash on hand that we had as of September 30, 2007, and the amount of revenue we generate through subscriptions of our Direct Lynk System. We do not have any commitments or identified sources of additional capital from third parties or from our officers, Directors or majority shareholders. We have generated limited revenues to date. Since inception, we have depended mainly on financing raised through the sale of our common stock to support our operations. There is no assurance that additional financing will be available on favorable terms in the future, if at all or that our Direct Lynk System will ever generate enough revenues for us to sustain our operations. If we are unable to raise additional financing in the future or our current rate of expenditure increases significantly, it would have a materially adverse effect upon our ability to fully implement our business plan and/or to continue with our current operations. Any additional financing may involve dilution to our then-existing shareholders, which could result in a decrease in the value of our securities.

WE HAVE GENERATED ONLY LIMITED REVENUES IN THE PAST, AND MAY NOT GENERATE ANY REVENUES IN THE FUTURE.

We have generated only limited revenues through sales of subscriptions to our Direct Lynk System since its implementation and have generated limited total revenues to date. We have offered free trials to numerous companies in the past and continue to offer free trials to companies, which we believe provides those companies an opportunity to try out our products and see how they may be able to implement the Direct Lynk System in their businesses. While we believe that we offer a unique product which has many beneficial marketing uses for potential customers, we cannot provide any assurances that there will be future demand for our products at the prices we may charge, or at all, as we have only sold a limited number of subscriptions for our Direct Lynk System in the past. If we are unable to generate significant revenues through the sale of subscriptions for our Direct Lynk System in the future, we will likely be forced to abandon our business operations, causing any investment in us to become worthless.

WE RELY ON JAMES AMMONS, LARRY MOSLEY AND TIMOTHY VANCE, OUR KEY MANAGEMENT AND IF THEY ARE LOST, IT WOULD HAVE A MATERIALLY ADVERSE AFFECT ON OUR BUSINESS OPERATIONS.

Our success depends upon the personal efforts and abilities of James Ammons, our Chief Executive Officer, President, Treasurer, Secretary and Director; Larry Mosley our Chief Financial Officer and Director; Timothy Vance our Director of Customer Support and Director; and James Tevis our Chief Technology Officer, Chief Operating Officer and Chief Engineer. Our ability to operate and implement our business plan is heavily dependent upon the continued service of Messrs. Ammons, Mosley, Vance and Tevis, as well as our ability to attract, retain and motivate other qualified personnel. Messrs. Mosley, Vance and Tevis entered into three year employment contracts with us on October 1, 2005, which are renewable upon the mutual acceptance of both parties; and Mr. Ammons entered into a five year employment agreement with us to serve as our Chief Executive Officer and President on February 8, 2006, with an effective date of January 1, 2006. We face aggressive and continued competition for such personnel and we cannot be certain that we will be able to attract, retain and motivate such personnel in the future. The loss of Messrs. Ammons, Mosley, Vance or Tevis, or our inability to hire, retain and motivate qualified sales, marketing and management personnel would have a material adverse effect on our business and operations and would likely result in a decrease in the value of our securities.

WE HAVE HAD DISPUTES WITH PEOPLE AFFILIATED WITH US IN THE PAST AND CANNOT PROVIDE ANY ASSURANCE THAT WE WILL NOT CONTINUE TO HAVE DISPUTES WITH THESE PEOPLE AND/OR NEW PEOPLE AFFILIATED WITH US IN THE FUTURE.

We have had various disputes with our former officers and Directors as well as previous disputes with our current shareholders. If our current shareholders, current or former employees or Directors and/or anyone we are affiliated with have disputes with us in the future, we could be forced to expend substantial additional resources in defense of such disputes, which could force us to curtail or abandon our business operations, and/or divert our resources away from our operations.

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

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors, in our audited financial statements expressed a concern about our ability to continue as a going concern. We had working capital deficit of $16,617 and an accumulated deficit of $7,275,770 as of September 30, 2007, and have generated limited revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

OUR TOTAL AMOUNT OF ISSUED AND OUTSTANDING SHARE AMOUNTS MAY BE INCORRECT, AND WE MAY HAVE OUTSTANDING SHARES WHICH ARE UNACCOUNTED FOR.

While we have engaged a transfer agent to keep track of and verify the number of our outstanding shares, we may still have shares for which we have issued stock certificates which may not currently be reflected on our transfer agent's records.  While we believe that the number of outstanding shares listed throughout this report is correct, we have received correspondence from a small number of shareholders in the past regarding share certificates and alleged outstanding shares, and which were not reflected in our shareholder records which we either previously took action to reflect as issued and outstanding and/or are looking into the validity of. Furthermore, the majority of our shares which are held by our non-affiliates were purchased in private transactions, and the purchased shares were then issued and entered into our stock records. Due to the large number of these transactions which have occurred since our inception, we cannot be certain that all shares purchased by shareholders were entered into our stock records, entered correctly and/or that all shareholders who purchased shares received share certificates to evidence their purchases. As a result, we may have a larger number of shares outstanding than we currently show on our shareholders list. This difference, if present, may force us to revise our Registration Statement and/or our historical financial statements.  Additionally, if substantial shares are outstanding, which are not reflected in our shareholder records, it could cause the value of our common stock held by investors to decrease in value or become worthless.

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

Pursuant to our Articles of Incorporation, as amended and restated, we have 200,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized. As of the filing of this report, we have 73,512,000 shares of common stock issued and outstanding and - 0 - shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in calendar 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent calendar quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We previously had discussions with our former President and Director, Richard Clemens, who claimed that he was owed approximately 4,500,000 shares of Data Call's common stock, as well as certain other amounts in consideration for services rendered to Data Call. Data Call believes that Mr. Clemens may have made false and misleading statements to shareholders, violated US tax laws in connection with his receipt of payments for services from Data Call, and diverted company monies for his own personal use in violation of his duty of loyalty and care which he was to provide to us and our shareholders in connection with his positions as a fiduciary of Data Call.  We had no contact with Mr. Clemens regarding the matters disclosed above for approximately the last six to twelve months, and do not currently believe that the allegations by Mr. Clemens pose a current threat of legal proceedings against us.

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

In August 2007, we sold an aggregate of 200,000 shares of our common stock to an unrelated company for $20,000 or $0.10 per share.  Additionally, in September 2007, our Board of Directors agreed to issue the shareholder who purchased the 200,000 shares of common stock and warrants to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.10 per share, which warrants have a three year term.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In September 2007, we sold 750,000 units, each consisting of one share of common stock, and one three year warrant to purchase one share of common stock at an exercise price of $0.10 per share to an individual in consideration for $75,000 or $0.10 per unit. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On or about October 1, 2007, we entered into a service agreement with Radio Waves.  Pursuant to the agreement, which had a term of one year, Radio Waves agreed to perform certain services to us in connection with an investor awareness campaign, including providing live radio shows for the Company.  In consideration for the services to be performed by Radio Waves, we issued 1,500,000 shares of the Company's restricted common stock.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In October 2007, the Board of Directors agreed to grant Lee-Tzu Lin, an aggregate of 100,000 three year warrants to purchase shares of our common stock at an exercise price of $0.10 per share, in connection with Ms. Lin’s prior subscription for 500,000 shares of common stock on January 16, 2007, and as such, the Warrants had an effective date of January 16, 2007.  The Company had previously agreed to issue Ms. Lin the warrants in connection with and pursuant to her subscription agreement in January 2007.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

In October 2007, we issued 150,000 shares of the Company's restricted common stock to James Vance for services performed. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In October 2007, we issued 50,000 shares of the Company's restricted common stock to a consultant for services performed in connections with promotional activities. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In October 2007, we issued 100,000 shares of the Company's restricted common stock to Todd Bailey, a consultant to the Company pursuant to the Services Agreement, described above. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us. Although the shares were issued with restrictive legend, we have agreed to register the shares pursuant to a Form S-8 in the future.

On November 1, 2007, we issued 1,000,000 shares of the Company's restricted common stock to Tim Vance, Chief Operating Officer and Director, for services performed. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On or about November 16, 2007, we entered the Financial Consulting Agreement (described above) with Everett Bassie.  Pursuant to the Financial Consulting Agreement, we agreed to issue Mr. Bassie 1,000,000 shares of restricted common stock (which we agreed to register on a Form SB-2 registration statement within 12 months of the date of the agreement); 1,000,000 shares of common stock which we agreed to register on a Form S-8; and an aggregate of 1,000,000 warrants to purchase shares of our common stock at an exercise price of $0.10 per share, of which 350,000 warrants shall vest on the first anniversary of the effective date of the agreement, 350,000 warrants shall vest upon the second anniversary of the effective date of the agreement, and the remaining 300,000 warrants shall vest upon the third anniversary of the effective date of the agreement, and shall expire three years from their vesting date or 120 days from the date of the termination of the Financial Consulting Agreement.  In the event of a change of control of the Company, all of the warrants shall vest to Mr. Bassie immediately and shall be valid until three years from the date of such change of control or their original vesting date, whichever is longer.  The shares and warrants described above have not been issued to date and have not been reflected in the issued and outstanding shares disclosed throughout this Form 10-QSB.  We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuances (other than the shares which we plan to register on Form S-8), since the foregoing issuances will not involve a public offering, the recipient will take the securities for investment and not resale and we will take appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(2)	Amended and Restated Articles of Incorporation

3.4(1)	Amended Bylaws

10.1(1)	James Ammons Employment Agreement

10.2(1)	James Ammons Option Agreement

10.3(1)	Larry Mosley Employment Agreement

10.4(1)	Addendum to Larry Mosley's Employment Agreement

10.5(1)	Tim Vance Employment Agreement

10.6(1)	Addendum to Tim Vance's Employment Agreement

10.7(3)	Agreement with United Press International, with exhibits

10.8(2)	Data Call Technologies, Inc. Office Space Lease

10.9(3)	Content Licensing Agreement with plan_b media/Mindmatics, LLC

10.10(3)	First Amendment to Content Licensing Agreement with Mindmatics, LLC

10.11(3)	Agreement with Traffic.com (which we have not received a signed copy of from Traffic.com)

10.12(4)(5)	Reseller Agreement with Texas Digital Systems, Inc.

10.13(3)	Sample Reseller Agreement (substantially similar to the reseller agreements entered into with certain companies as described herein)

10.14(5)	Letter of Intent with Ariamedia Corporation

10.15(4)(5)	Services Agreement with 3M Company

10.16(6)	Debt Conversion Agreement with Milford Mast

10.17(6)	David Loev Warrant Agreement

10.18(6)	Warrant Amendment Agreement with Everett Poe

10.19(6)	Option Agreement with James Ammons

10.20(6)	Option Agreement with Larry Mosley

10.21(6)	Option Agreement with James Vance

10.22(6)	Option Agreement with Timothy Vance

10.23(6)	Option Agreement with James Tevis

10.24(6)	Option Agreement with Everett Poe

10.25(8)	Exclusive Marketing Agreement with Leightronix, Inc. (with confidential pricing information removed)

16.1(7)	Letter from R.E. Bassie & Company

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Filed as an exhibit to our report on Form 8-K, filed with the Commission on October 3, 2007, and incorporated herein by reference.

b) Reports on Form 8-K:

We did not file any reports on Form 8-K during the period covered by this report.

We filed the following report on Form 8-K during the period subsequent to the period covered by this Report:

•	We filed a report on Form 8-K on October 3, 2007, to report our entry into the Marketing Agreement with Leightronix.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA CALL TECHNOLOGIES, INC.

DATED: November 19, 2007	By: /s/ James Ammons
James Ammons
Chief Executive Officer and
Principal Financial Officer