Form 10KSB
period 2007-12-31
Data Call Technologies
filed 2008-04-14
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 333-131948

DATA CALL TECHNOLOGIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	30-0062823
(State of Incorporation)	(I.R.S. Employer Identification No.)

600 Kenrick, Suite B-12, Houston, TX	77060
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (832) 230-2376

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2007, the aggregate market value of the 45,302,100 voting common stock held by non-affiliates of the Registrant was approximately $4,077,189.
At December 31, 2007, the Registrant had 73,068,100 shares of common stock outstanding.
Issuer's revenues for its most recent fiscal year: $129,345.

Indicate whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-KSB of Data Call Technologies, Inc. (hereinafter the "Company", the "Registrant", “we”, “us”, or "Data Call") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-KSB and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

ITEM 1. DESCRIPTION OF BUSINESS

Data Call Technologies, Inc. ("Data Call," or the “Company”) was incorporated under the laws of the State of Nevada as Data Call Wireless on April 4, 2002. On March 1, 2006, we changed our name to Data Call Technologies, Inc.

Our mission is to integrate cutting-edge information/content delivery solutions currently deployed by the media and make this content rapidly available to and within the control of our retail and commercial clients.  The Company's software and services put its clients in control of real-time advertising, news, and other content, including emergency alerts, within one building as well as to thousands of local, regional and national clients.

As a development stage company, our business plan is to focus on growing our client base by offering real-time information/content, seeking to continually improve the delivery, security and variety of information/content to the Digital Signage community.

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

As of December 31, 2007, we had approximately 40 clients who pay us subscription fees in connection with our Direct Lynk feeds, which subscription fees totaled $123,345 for the year ended December 31, 2007. At March 31, 2008, our client base increased to 50 and our average monthly revenues has increased to $22,000.

Material Contracts

In March 2006, we entered into a two-year agreement with a platform developer, Mindmatics LLC, a company which merges various software applications for use on related existing applications and devices, which allows us to transfer our Direct Lynk System streaming text feed to cell phones equipped with Internet access. The platform developer in turn has agreements with various cell phone companies, which allows us to provide our streaming text feed to cell phones equipped with Internet access both in the United States and Europe. Revenue pursuant to this contract may be generated two different ways, (i) the cell phone carrier may choose to bill the end user directly for this service, which monthly fee will be split between the carrier, the platform developer and us; or (ii) the cell phone carrier may choose to contract with the platform developer and broadcast a small piece of information to all of its subscribers at a small per customer cost, which fee would then be split between the platform developer and us. Pursuant to the agreement, we receive 45% of the revenue generated by the use of our technology by Mindmatics.

Effective April 2, 2006, we entered into a one-year End-User Agreement with Arena Media Networks, which provides television and advertising displays and content to various sports arenas nationally, including Shea Stadium, Yankee Stadium, US Cellular Field, Comerica Field, Fenway Park, Joe Robbie Stadium, Conseco Fieldhouse, the SBC Center in San Antonio, the Target Center in Minnesota and the Toyota Center in Houston, among others. Two additional arenas were added in 2007. Pursuant to the agreement, which is renewable for subsequent one-year terms, we provide our Direct Lynk System to Arena.

On September 6, 2006, we entered into a two-year services agreement with 3M Digital Signature, pursuant to which we agreed to supply 3M the use of our Direct Lynk Messenger technology. Pursuant to the agreement, all materials made available to us by 3M in connection with the services we will provide will remain the property of 3M.

Dependence On One Or A Few Customers

At December 31, 2007 we had 38 customers who pay to subscribe to our Direct Lynk System, which represents an increase of 22 customers at the end of 2006. We also have several companies which are testing the Direct Lynk System, and expect that several of them may become future customers.

A majority of our 50 customers who pay us subscription fees are on a month-to-month basis, while 21 paid in full for a one-year subscription. We are dependent upon our major customers, which include: Arena Media Networks, 3M Digital Signage, Lightronix, Inc. and Adtekmedia, Inc.

During 2007, our five largest customers accounted for 63% of our revenues.

Employees

At December 31, 2007, we had 6 full time employees. Depending upon our level of our growth, we expect that we will be required to hire additional personnel in the areas of sales and marketing, software design, research and development, etc.

Estimate Of The Amount Spent On Research And Development Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development of our Direct Lynk Messenger System, including software and hardware development and testing. The amount spent on this research and development since inception through December 31, 2007 is approximately $2,000,000.

Risk Factors

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-KSB.

This annual report on Form 10-KSB also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-KSB.

RISKS RELATED TO OUR BUSINESS

We require additional financing to continue our business plan

Additional financing is expected to be required in 2008, but there can be no assurance that such financing will be available at terms and conditions acceptable to the Company.  Further, there can be no assurance that unforeseen events, such as the length of time necessary to generate increasing market acceptance of our Direct Lynk System, or any unexpected material increased development costs, or the general economy in the markets where we offer our Direct Lynk System, may result in an inability to secure necessary additional financing at satisfactory terms and conditions, if at all. Since inception, we have been dependent upon financing raised through the sale of restricted shares of our common stock to support our operations. We expect that we will be required to raise additional funding through the issuance of restricted shares of our common stock, but there can be no assurance that we will be able to raise sufficient capital in a timely manner to continue our business plan at anticipated levels of growth.

We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or principal shareholders. There is no assurance that additional financing will be available on favorable terms in the future, if at all or that our Direct Lynk System will generate sufficient revenues in order for us to continue to grow our operations. If we are unable to raise additional financing in a timely manner, it would have a material adverse effect upon our ability to fully implement our business plan and/or to continue with our current level of operations.

We have generated only limited revenues in the past

We have generated only limited revenues from subscriptions to our Direct Lynk System to date. In order to attract new customers for our Direct Lynk System, we have offered free trials to numerous companies in the past and continue to offer free trials to companies, which we believe provides those companies an opportunity to gain experience with our products and determine the benefit of implementing our Direct Lynk System into their businesses. While we believe that we offer a unique product which has many beneficial marketing uses for potential customers, we cannot provide any assurances that there will be significant future demand for our products. If we are unable to generate significant revenues through the sale of subscriptions for our Direct Lynk System in the future and are unsuccessful in our sales and marketing efforts, we may have to revise our business plan in order to continue our operations.

We face significant competition

We face significant competition in our efforts to market our Direct Lynk System. Many of our competitors are well-established entities and possess far greater financial, technical, human and other resources than does the Company. We must compete against many companies in fragmented, highly competitive markets and we have fewer resources than many of those companies. Our Direct Lynk System competes principally on the basis of the following factors: product quality and ability to custom design content to a customer’s specifications; and price. Competitive pressures, including those described above, and other factors could cause us additional difficulties in acquiring a sufficient number of customers and generating a level of subscription sales to grow and become profitable, of which there can be no assurance..

Lack of patent and proprietary information protection

We have no patents, patent applications, trademarks, trademark applications or licenses covering our Direct Lynk System. We may choose to file patent applications in the future, if our management believes it is in our best interests. In the event that our Direct Lynk System infringes the patent or proprietary rights of others, we may be required to modify our process or obtain a license. There can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do so would have a material adverse effect on our business. In addition, there can be no assurance that we will have the financial or other resources necessary to prosecute or defend a patent infringement or proprietary rights action. Moreover, if any of our products infringe patents or proprietary rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on our operations and financial condition.

We rely on key management personnel

We are highly dependent upon the services and efforts of key management personnel including: James Ammons, our Chief Executive Officer, President, Treasurer, Secretary and Director; Ed Kissing, Vice President of Operations and a Director; Timothy Vance our Chief Operating Officer and Director; and James Tevis our Chief Technology Officer. Our ability to operate and implement our business plan is heavily dependent upon the continued service of Messrs. Ammons, Kessing, Vance and Tevis, as well as our ability to attract, retain and motivate other qualified personnel. Messrs. Vance and Tevis entered into three-year employment contracts on October 1, 2005, which are renewable upon the mutual acceptance of both parties. Mr. Ammons entered into a five- year employment agreement to serve as our Chief Executive Officer and President on February 8, 2006. The loss of Messrs. Ammons, Kessing, Vance or Tevis, or our inability to hire and retain qualified sales and marketing, software engineers and management personnel would have a material adverse effect on our business and operations and would likely result in a decrease in the value of our securities.

We are highly dependent upon our ability to successfully market Direct Lynk System to subscribers

We are dependent on the abilities of our sales and marketing department, which currently consists of 4 persons, to continue to generate subscriptions for our Direct Lynk System and to broaden our customer base. While the number of paying subscribers for our Direct Lynk System increased to 38 at December 31, 2007 compared to 16 at year-end 2006, there can be no assurance that our sales and marketing department will be able to continue to achieve market acceptance for our Direct Lynk System and increase our customer base to a level that will permit profitable operations. If our sales and marketing department is unable to continue to generate new customers and attract trial customers to test our Direct Lynk System and experience what we believe are our advantages and learn of their potential uses, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

Potential liability for sales of unregistered shares

During the period from October 2003 to December 2005, we sold unregistered shares of common stock that were to certain person, some of whom were non-accredited investors. The restricted shares were not registered under federal or state securities laws, and exemptions from registration provided by these securities laws may not have been available or may not have been perfected due to that fact that some non-accredited shareholders may not have been provided audited financial statements, and adequate disclosure of a description of business and risk factors associated with our business and results of operations, among other disclosure. In December 2005 and January 2006, we offered rescission to 22 shareholders who had subscribed for 2,044,000 shares at $.10 per share, and provided each shareholder pursuant to applicable state laws, at least thirty days to decide whether to accept or reject the rescission offer. All of the shareholders elected to reject the recession offer and reaffirm their purchases. In connection with the rescission offer, we provided every non-accredited shareholder, who we believed that that time may not have been provided full disclosure documents, the disclosure contained in our Registration Statement on Form SB-2 that was filed with the SEC. is included in this Prospectus. Although all of the shareholders elected to reject rescission, certain state securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of securities that was not registered under the relevant securities laws as required. As a result, we may continue to be potentially liable under certain securities laws for such sales of common stock even after completing our rescission offer.

Potential future government regulation of the Internet may adversely affect our business

We are dependent upon the Internet in connection with our business operations and the delivery of content for our Direct Lynk System. The United States Federal Communications Commission (the "FCC") does not currently regulate companies that provide services over the Internet, as it does common carriers or tele-communications service providers. Notwithstanding the current state of the FCC's rules and regulations, the potential jurisdiction of the FCC over the Internet is broad and if the FCC should determine in the future to regulate the Internet, our operations, as well as those of other Internet service providers, could be adversely. Compliance with future government regulation of the Internet could result in increased costs and because of our limited resources, it would have a material adverse effect on our business operations and operating results and financial condition.

We are a development stage company and have a relatively limited operating history

As a development stage company we have only begun to generated revues from our Direct Lynk System during the past two years. As a result of our relatively limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations.

We are dependent on the security of the Internet to serve our customers; any security breaches or other Internet difficulties could adversely affect our business

Because we offer the majority of our services through our Internet website (www.datacalltech.com), the secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures ( hacker) could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships could be irreparably harmed. Although we currently have in place security measures that we feel are adequate to protect our business and those of our customers, these measures may not prevent future security breaches. Additionally, heavy stress placed on our systems could cause our systems to fail or cause our systems to operate at speeds unacceptable to our users, in which event we could lose customers and experience a material impact on our financial condition.

We must rely on other companies to maintain the Internet infrastructure if we hope to be successful

Our future success depends, in large part, on other companies maintaining the Internet system infrastructure, including maintaining a reliable network backbone that provides adequate speed, data capacity and security. If the Internet continues to experience anticipated significant growth in the number of users, frequency of use and amount of data transmitted, as well as the number of malicious viruses and worms introduced onto the Internet by hackers and others, the infrastructure of the Internet may be unable to support the demands placed on it at any particular time or from time-to-time. Because we rely heavily on the Internet and our limited capital, any disruption of the Internet could adversely affect us to a greater degree than our competitors and other users of the Internet.

Our website and systems are hosted by a third party and we are vulnerable to disruptions or other events that are beyond our control

Our website and systems are hosted by a third party. We are dependent on our systems’ ability to stream information over the Internet to customers. If our systems fail or become unavailable, it would harm our reputation, result in a loss of current and potential future customers and could cause us to breach existing agreements. Our success depends, in part, on the performance, reliability and availability of our services, which in turn are dependent on our third-party provider. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We would face significant damage as a result of these events. For these reasons, we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems, which would have a negative impact on our business and financial conditions.

Our software could contain bugs or be compromised by viruses which could cause interruption of our services and negatively affect our ability to continue to develop our reputation

Our Direct Lynk System uses sophisticated software which could be found to contain bugs or could be compromised by viruses. While we have not experienced any material bugs or viruses to date, if such event could occur, such event(s) could be costly for us to identify and repair, and until such bugs or viruses, if any, are fixed, they could cause interruptions in our service, which could cause our reputation to decline and/or cause us to lose clients.

Our auditors have expressed a concern about our ability to continue as a going concern

Our auditors, in our audited financial statements expressed a concern about our ability to continue as a going concern. We had negative working capital of $70,566 and an accumulated deficit of $7,744,565 as of December 31, 2007, and have generated limited revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

Market prices of our equity securities can fluctuate significantly

The market prices of our common stock may change significantly in response to various factors and events beyond our control, including the following:

- the other risk factors described in this Form 10-KSB;
- changing demand for our products and services and ability to develop and generate sufficient revenues;
- any delay in our ability to generate operating revenue or net income;
- general conditions in markets we operate in;
- general conditions in the securities markets;
- issuance of a significant number of shares, whether for compensation under employee stock options, conversion of debt, potential acquisitions, additional financing or otherwise.

There is only a limited trading market for our common stock

Our Common Stock is subject to quotation on the NASD Bulletin Board. There has only been limited trading activity in our common stock. There can be no assurance that a more active trading market will commence in our securities as a result of the increasing operations of Data Call. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

State blue sky registration; potential limitations on resale of our securities

Our common stock, the class of the Company’s securities that is registered under the Exchange Act, has not been registered for resale under the Securities Act of 1933 or the "blue sky" laws of any state. The holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

 It is the intention of the management to seek coverage and publication of information regarding the Company in an accepted publication which permits a manual exemption. This manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Dividends unlikely on our common stock

We do not expect to pay dividends for the foreseeable future. The payment of dividends, if any, will be contingent upon our future revenues and earnings, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is our intention to retain all earnings for use in our business operations and accordingly, we do not anticipate that the Company will declare any dividends in the foreseeable future.

Compliance with Penny Stock Rules

Our securities will initially be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, since the price of our shares of common stock is less than $5. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

Shares eligible for future sale

As of December 31, 2007, the Registrant had 73,068,100 shares of common stock issued and outstanding 51,830,958 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2007, we have 73,068,100 shares of common stock issued and outstanding and - 0 - shares of preferred stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval, to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

Our officers and directors do not own a majority of our issued and outstanding shares of common stock and as a result we could experience a change in control

Our current officers and directors can vote an amount of common stock equal to approximately twenty-five percent of our outstanding common stock. As a result, our officers and directors do not have majority voting control over us and our shareholders who are not officers and directors may be able to obtain a sufficient number of votes to choose who serves as our members of our Board of Directors. As a result, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. In such event, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities to decline.

ITEM 2. DESCRIPTION OF PROPERTY

Effective April 1, 2005, we entered into a three-year lease for our principal offices consisting of approximately 2,240 square feet located at 600 Kenrick, Suite B-12, Houston, Texas 77060, with First Industrial Development Services, Inc., an unaffiliated third-party. The lease provides for a monthly rental of $1,164.80 from April 1, 2006 to March 31, 2008.

On January 1, 2006, we entered into a three-year lease with an unaffiliated third-party for approximately 1,875 square feet of office space used by our sales and marketing and development departments. The facility is located at 14683 Midway Road, Suite 150, Addison, Texas 75001 and provides for a monthly rental fee of the lease is $1,719. We believe that our present facilities are sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the NASD Bulletin Board under the symbol DCLT, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the NASD Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	High	Low	High	Low	High	Low
First Quarter ended March 31	$-	$-	$-	$-	$-	$-
Second Quarter ended June 30	$0.35	$0.09	$-	$-	$-	$-
Third Quarter ended September 30	$0.20	$0.07	$-	$-	$-	$-
Fourth Quarter ended December 31	$0.20	$0.04	$-	$-	$-	$-

As of December 31, 2007, our shares of common stock were held by approximately 192 stockholders of record.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2007.

Recent Sales Of Unregistered Securities

Date	Title	Shares Issued/to be Issued	Persons	Cash or Non Cash Consideration
01/05 - 12/05	Common	13,884,000	Private Placement	Private sale at $0.10 per share
01/17/05	Common	950,000	Larry Mosley	For Services provided valued at $95,000
01/17/05	Common	50,000	Mike Uecker	For Services provided valued at $5,000
03/28/05	Common	50,000	Sala Ali Amed	For Services provided valued at $5,000
12/07/05	Common	764,100	Tom Mathews	For Services provided valued at $76,410
05/06/05	Common	23,000	Ronald L. French	For Services provided valued at $2,300
11/18/05	Common	100,000	Jim Vance	For Services provided valued at $10,000
12/07/05	Common	611,000	Marshall Johnson	For Services provided valued at $61,100
09/27/05	Common	139,500	Stephen Windscheffel	For Services provided valued at $13,950
08/30/05	Common	25,000	Jared Bloome	For Services provided valued at $2,500
08/30/05	Common	25,000	Diana Marshall	For Services provided valued at $2,500
09/13/05	Common	75,000	Dr. Bob Green	For Services provided valued at $7,500
09/27/05	Common	106,000	Pacific Bonanza	For Services provided valued at $10,600
09/27/05	Common	15,000	James C. Histand	For Services provided valued at $1,500
11/18/05	Common	50,000	Sharon Armstrong	For Services provided valued at $5,000
12/07/05	Common	250,000	Everett Poe	For Services provided valued at $25,000
12/19/05	Common	235,000	Tom Mathews	For Services provided valued at $23,500
12/29/05	Common	250,000	Ryan Thomson	For Services provided valued at $25,000
03/06-12/06	Common	9,050,000	Private Placement	Private sale at $0.10 per share
02/02/06	Common	100,000	Tom Mathews	For Services provided valued at $10,000
02/08/06	Common	10,000	Larry Arms	For Services provided valued at $1,000
06/01/06	Common	500,000	Everett Poe	For Services provided valued at $50,000
06/01/06	Common	250,000	Ryan Thompson	For Services provided valued at $25,000
10/16/06	Common	500,000	Terry Breedlove	For Services provided valued at $50,000
12/15/06	Common	125,000	Julie Dohle	For Services provided valued at $12,500
12/15/06	Common	25,000	Lindsay Deal	For Services provided valued at $2,500
12/15/06	Common	100,000	Rick Porter	For Services provided valued at $100,000
11/01/06	Common	1,000,000	Regional Marketing Co	Private sale at $0.10 per share
12/01/06	Common	2,000,000	Regional Marketing Co	Private sale at $0.10 per share
01/07 - 12/07	Common	6,550,000	Private Placement	Private sale at $0.10 per share
06/15/07	Common	500,000	Ed Kessing	For Services as Employee provided valued at $50,000
08/07/07	Common	800,000	WallStreet Direct, Inc.	For Services provided valued at $0.12
10/12/07	Common	1,000,000	Tim Vance	For Services as Employee provided valued at $110,000
05/09/07	Common	250,000	Audistock, Inc.	For Services provided valued at $37,500
10/12/07	Common	750,000	Dale Pinkert	For Services as Employee provided valued at $82,500
02/07/07	Common	1,000,000	Everett Poe	For Services as Employee provided valued at $100,000
01/02/07	Common	500,000	Milford Mast	Conversion of $50,000 of debt into equity
10/12/07	Common	750,000	Gary Kummer	For Services as Employee provided valued at $82,500
10/12/07	Common	150,000	James Vance	For Services as Employee provided valued at $16,500
08/02/07	Common	300,000	Pentony Enterprises, LLC	For Services provided valued at $39,000
10/12/07	Common	50,000	Sharon Armstrong	For Services as Employee provided valued at $5,500
10/12/07	Common	100,000	Todd Bailey	For Services as Employee provided valued at $11,000
01/17/07	Option	750,000	James Tevis	For Services as Employee, exercisable at $0.10
01/17/07	Option	1,250,000	Tim Vance	For Services as Employee, exercisable at $0.10
01/17/07	Option	400,000	Jim Vance	For Services as Employee, exercisable at $0.10
01/17/07	Option	500,000	Larry Mosley	For Services as Employee, exercisable at $0.10
01/17/07	Option	2,000,000	Jim Ammons	For Services as Employee, exercisable at $0.10
01/29/07	Warrant	900,000	Miracle Tech, LLC	For Services provided, exercisable at $0.10
02/01/07	Warrant	1,500,000	Everett Poe	For Services as employee, exercisable at $0.10

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. This offering was done with no general solicitation or advertising by the Registrant. The investors in the 2005, 2006 and 2007 private placements were business acquaintances of management and and the private sale transactions were negotiated between the investors and management individually. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information. Based on an analysis of the above factors, the Registrant has met the requirements to qualify this offering and sale for exemption under Section 4(2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

We believe that we can continue our business operations for approximately the next three (3) months, assuming expenses do not increase significantly and based on the fact that we are currently generating a small amount of revenues through subscriptions to our Direct Lynk system, and through subscriptions for shares of our common stock which we have received since December 31, 2007. During the last nine months, the Company has implemented cost management measurements to reduce monthly expenditures. Our current rate of monthly expenditures is approximately $45,000. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months. We currently have no plans to increase the number of employees. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities. We do not currently have any plans to increase our monthly expenditures or number of employees. Moving forward, we anticipate the need for approximately $500,000 in additional funding to continue our operations for the next twelve months, and as such we may need to raise additional capital through the sale of shares of our common stock subsequent to the filing of this report. We estimate the Company will generate revenues in excess of $400,000 in 2008.

We plan to continue to grow our business and market our Direct Lynk System to potential customers over the course of the next twelve months by marketing our technology to digital signage manufacturers, trade magazines, trade shows and call centers. We will also continue on a limited basis our practice of providing potential customers free trials of the Direct Lynk System, for which we will receive no revenue, in an attempt to build both product awareness for the Direct Lynk System and to potentially lead to sales down the road, which in the opinion of our management has been successful both in building brand awareness for the Direct Lynk System and in bringing in new clients for subscriptions. We added subscribers for our technology throughout 2007 and hope to build and increase such subscribers moving forward. However, as of the date of this filing, we have generated only limited revenues through paying subscriptions for the Direct Lynk System, and we can provide no assurances that we will generate any meaningful revenues in the future, that we will be successful in marketing our Direct Lynk System to potential customers or that we will continue to have enough money to continue our business operations and marketing activities in the future. If we are unable to generate sufficient revenues to support our operating expenses moving forward, we may be forced to scale back our marketing efforts (please see "Risk Factors" above for more detailed descriptions of these and other risks to which we are subject).

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

THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

We had $129,345 of sales revenue for the year ended December 31, 2007, compared to sales revenue of $58,009 for the year ended December 31, 2006, an increase in sales revenue of $71,336 or 122% from the prior period. We generate revenues through subscription fees received in connection with our Direct Lynk System.

We had total costs of sales for the year ended December 31, 2007 of $43,081 compared to total costs of sales of $45,425 for the year ended December 31, 2006, which resulted in a gross margin of $88,609 for the year ended December 31, 2007, compared to a gross margin of $12,584 for the year ended December 31, 2006, an increase in gross margin of $76,025 from the prior year, which increase was due to increased sales of our subscription based product.

Cost of sales as a percentage of sales was 33% for the year ended December 31, 2007, compared to 78.3% for the year ended December 31, 2006. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease further as we expect to take advantage of economies of scale and because the net cost to us of adding additional subscribers and fees is minimal.

We had total expenses of $1,775,777 for the year ended December 31, 2007, compared to total expenses of $1,687,645 for the year ended December 31, 2006, an increase in expenses of $88,132 or 5.22% from the prior period. The increase in expenses was mainly due to an increase in advertising and marketing expenses.

We had a net loss of $1,689,513 for the year ended December 31, 2007, compared to a net loss of $1,675,061 for the year ended December 31, 2006, an insignificant increase to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $51,057 as of December 31, 2007, which consisted of cash of $30,413 and accounts receivable (net of $10,686 of allowance for doubtful accounts) of $20,644, compared to total current assets of $291,723 consisting mainly of cash as of December 31, 2005, a decrease of $240,666 in current assets from December 31, 2006, which decrease in current assets was mainly due to cash used for operating expenses and general working capital during the year ended December 31, 2007, which was also impacted by less subscriptions for shares of our common stock during the year ended December 31, 2007, compared to the year ended December 31, 2006.

We had total assets of $111,416, as of December 31, 2007, which consisted of current assets of $51,057; total property and equipment (net of accumulated depreciation) of $55,104, which included high end flat screen televisions, computers and software equipment responsible for running our Direct Lynk System which is stored in our Houston and Dallas offices; and other assets of $5,255, which included our deposit on our Houston and Dallas office space.

We had total liabilities of $326,023 as of December 31, 2007, consisting of current liabilities of $121,623 and non-current liabilities consisting of redeemable common stock of $204,400 as of December 31, 2007. Current liabilities consisted of accounts payable of $69,073 and $52,550 in accrued salaries. Redeemable common stock consisted of shares of common stock sold to certain investors from 2003-2006, which investors may have ongoing rescission rights, even though those investors previously rejected our rescission offer to them to return their shares of our common stock for their original subscription cost plus statutory interest. While we are obligated to carry the $204,400 in redeemable common stock on our balance sheet as a liability, we believe that the likelihood of any of the shareholders who hold those shares exercising their remaining rescission rights, if any, is very small.

We had a negative working capital of $70,566 and an accumulated deficit of $7,759,295 as of December 31, 2007.

We used $826,286 of cash in our operating activities for the year ended December 31, 2007, which was mainly due to a net loss of $1,689,513, an increase in accounts receivable of $10,620, offset by non-cash compensation of $484,500, which shares were issued to our consultants and employees in connection with services rendered, $155,601 in compensation for stock options and warrants, accrued salaries of $52,550 and depreciation and amortization costs of $26,312.

We had no investing activities in 2007.

We received $575,000 from financing activities for the year ended December 31, 2007, representing proceeds from the sale of 6,550,000 shares of our common stock pursuant to a private placement offering.

Due to our limited cash position, we believe that we have to raise additinal funds to continue our operations for approximately the next three months. We believe we will require approximately $500,000 to maintain our operations for the next twelve months. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. There can be no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

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

ITEM 7. FINANCIAL STATEMENTS

DATA CALL TECHNOLOGIES, INC.

Financial Statements:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Balance Sheets - December 31, 2007 and 2006
Statements of Operations -Years ended December 31, 2007 and 2006
With cumulative totals from inception to December 31, 2007
Statements of Stockholders’ Equity - Years ended December 31, 2007 and 2006
With cumulative totals from inception to December 31, 2007
Statements of Cash Flows - Years ended December 31, 2007 and 2006
With cumulative totals from inception to December 31, 2007
Notes to Financial Statements

GLO CPAs, LLP

12941 Interstate 45 N., Ste. 422
Houston, Texas 77060

P: 281-873-5005
F: 281-873-5383

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Data Call Technologies:

We have audited the accompanying balance sheet of Data Call Technologies, Inc. (a development state company – the Company) as of December 31, 2007, and related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Call Technologies, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has limited capital. Successful development and marketing of the Company’s products and procurement of additional financing is necessary for the company to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GLO CPAs, LLLP

Houston, Texas
April 14, 2008

R. E. Bassie & Co.

Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074-2221
Tel: 713-272-8500 Fax 832-202-0536

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Data Call Technologies:

We have audited the accompanying balance sheet of Data Call Technologies, Inc. (a development stage company - the Company) as of December 31, 2006, and related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expression an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Call Technologies, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ R. E. Bassie & Co.

Houston, Texas
February 23, 2007

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Balance Sheets
December 31, 2007 and 2006

Assets
	2007	2006
Current assets:
Cash	$30,413	$281,699
Accounts receivable, less allowance for doubtful accounts of $10,686 at December 31, 2007 and $1,884 at December 31, 2006	20,644	10,024
Total current assets	51,057	291,723

Property and equipment	118,304	118,304
Less accumulated depreciation and amortization	63,200	36,888
Net property and equipment	55,104	81,416

Other assets	5,255	5,255
Total assets	$111,416	$378,394

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	69,073	87,521
Accrued salaries	52,550	-
Short-term note payable to shareholder	-	50,000
Total current liabilities	121,623	137,521
Redeemable common stock	204,400	204,400
Total liabilities	326,023	341,921

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares: None issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
73,068,100 shares issued and outstanding at December 31, 2007,
58,368,100 shares issued and outstanding at December 31, 2006	73,068	58,368
Additional paid-in capital	7,744,565	6,088,164
Deficit accumulated during the development stage	(7,759,295)	(6,069,782)
	58,338	76,750
Deferred stock compensation	(272,945)	(40,277)
Total stockholders' equity (deficit)	(214,607)	36,473
Total liabilities and stockholders' equity	$111,416	$378,394

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Operations
Years ended December 31, 2007 and 2006

			Cumulative
			totals from
			inception to
	2007	2006	December 31, 2007

Revenues
Sales	$129,345	$58,009	$204,542
Cost of sales	43,081	45,425	100,697
Gross margin	86,264	12,584	103,845

Operating expenses:
Employee compensation	1,012,592	1,033,245	4,442,607
Contractual services	96,500	13,814	916,074
Legal and accounting	172,645	191,714	797,601
Product development costs	21,993	115,388	406,915
Travel	108,085	153,353	391,578
Office and equipment rental	29,184	28,953	138,071
Office supplies and expenses	5,520	38,138	172,778
Telephones	23,727	34,615	107,376
Advertising and marketing	256,269	15,930	309,923
Other	22,950	37,809	117,017
Depreciation and amortization expense	26,312	24,686	63,200
Total operating expenses	1,775,777	1,687,645	7,863,140

Net loss before income taxes	(1,689,513)	(1,675,061)	(7,759,295)

Provision for income taxes	-	-	-
Net loss	$(1,689,513)	$(1,675,061)	$(7,759,295)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.03)	$(0.03)

Weighted average common shares:
Basic and Diluted	65,753,100	52,157,100

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
( A Development Stage Company)
Statements of Stockholders' Equity
Years ended December 31, 2007 and 2006

	Common Stock				Additional		Accumulated		Unearned		Stockholders' equity
	shares		amount		paid in capital		deficit		compensation		(deficit)

Balance, December 31, 2001		$		$		$		$		$
Issuance of common shares under
private placement, as restated	1,962,000		1,962		194,238		-		-		196,200
Stock-based compensation expense	11,025,000		11,025		1,091,475		-		-		1,102,500
Net loss	-		-		-		(1,420,518)		-		(1,420,518)
Balance, December 31, 2002, as restated	12,987,000		12,987		1,285,713		(1,420,518)		-		(121,818)

Issuance of common shares under
private placement, as restated	1,940,000		1,940		192,060		-		-		194,000
Stock-based compensation expense	5,620,000		5,620		556,380		-		-		562,000
Net loss	-		-		-		(837,500)		-		(837,500)
Balance, December 31, 2003, as restated	20,547,000		20,547		2,034,153		(2,258,018)		-		(203,318)

Issuance of common shares under
private placement, as restated	4,898,500		4,899		484,951		-		-		489,850
Stock-based compensation expense	5,660,000		5,660		560,340		-		-		566,000
Net loss	-		-		-		(1,060,847)		-		(1,060,847)
Balance, December 31, 2004, as restated	31,105,500		31,106		3,079,444		(3,318,865)		-		(208,315)

Issuance of common shares under
private placement, as restated	13,884,000		13,884		1,374,516		-		-		1,388,400
Stock-based compensation expense	3,718,600		3,718		368,142		-		-		371,860
Net loss	-		-		-		(1,075,856)		-		(1,075,856)
Balance, December 31, 2005, as restated	48,708,100		48,708		4,822,102		(4,394,721)		-		476,089

Issuance of common shares under
private placement, as restated	9,050,000		9,050		895,950		-		-		905,000
Grant of restricted common stock	500,000		500		49,500		-		(50,000)		-
Stock-based compensation expense	3,610,000		3,610		317,112		-		-		320,722
Amortization of deferred stock compensation	-		-		-		-		9,723		9,723
Cancellation of common shares	(3,500,000)		(3,500)		3,500		-		-		-
Net loss	-		-		-		(1,675,061)		-		(1,675,061)
Balance, December 31, 2006	58,368,100		58,368		6,088,164		(6,069,782)		(40,277)		36,473

Issuance of common shares under
private placement, as restated	6,550,000		6,550		568,450		-		-		575,000
Grant of restricted common stock	3,300,000		3,300		402,700		-		(406,000)		-
Stock-based compensation expense	4,350,000		4,350		480,150		-		-		484,500
Amortization of deferred stock compensation	-		-		-		-		173,332		173,332
Compensation for stock options and warrants	-		-		155,601		-		-		155,601
Conversion of note payable to stockholder	(500,000)		500		49,500		-		-		50,000
Net loss	-		-		-		(1,689,513)		-		(1,689,513)
Balance, December 31, 2007	73,068,100		$73,068		$7,744,565		$(7,759,295)		$(272,945)		$(214,607)

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
(A Development Stage Company)
Statements of Cash Flows
Years ended December 31, 2007 and 2006

			Cumulative
			totals from
			inception to
	2007	2006	December 31, 2007
Cash flows from operating activities:
Net loss	$(1,689,513)	$(1,675,061)	$(7,759,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	26,312	24,686	63,200
Stock-based compensation related to restricted stock award	484,500	320,722	3,407,582
Amortization of deferred stock-based compensation	173,332	9,723	183,055
Compensation for stock options and warrants	155,601	-	155,601
(Increase) decrease in operating assets:
Accounts receivable	(10,620)	(10,024)	(20,644)
Other assets	-	-	(5,255)
Increase (decrease) in operating liabilities:
Accounts salaries	(18,448)	20,729	69,073
Accrued expenses	52,550	(20,000)	52,550
Net cash used in operating activities	(826,286)	(1,329,225)	(3,854,133)

Cash flows from investing activities
Capital expenditure for equipment	-	(15,304)	(118,304)
Net cash used in investing activities	-	(15,304)	(118,304)

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	575,000	905,000	3,748,450
Proceeds from issuance of redeemable common shares under private placement	-	-	204,400
Proceeds from short-term borrowing from shareholder	-	50,000	50,000
Net cash provided by financing activities	575,000	955,000	4,002,850

Net increase (decrease) in cash	(251,286)	(389,529)	30,413
Cash at beginning of year	281,699	671,228	-
Cash at end of year	$30,413	$281,699	$30,413

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

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

Stock-based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

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

Concentration of Credit Risk

The Company maintains its cash with a major domestic bank, which exceed the insured limit of $100,000, from time to time. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

New Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning January 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements

(2) Related Party Transactions

During the year ended December 31, 2007, the Company issued 1,000,000 shares of the Company's restricted common stock to an officer/director of the Company for services rendered. The shares issued were valued at $110,000.

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

(3) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:
		December 31
	Years	2007	2006
Equipment	3-5	$90,376	$90,376
Office furniture	7	19,915	19,915
Leasehold improvements	3	8,013	8,013
		118,304	118,304
Less accumulated depreciation and amortization		(63,200)	(36,888)
Net property and equipment		$55,104	$81,416

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

(5) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, 2007 and 2006 is as follows:
	December 31
	2007	2006
Tax expense/(benefit) computed at statutory rate for continuing operations	$(574,000)	$(570,000)
Tax effect (benefit) of operating loss carryforwards	574,000	570,000
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $7,759,000 as of December 31, 2007, to offset future taxable income, which expire 2027.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:
		December 31
		2007		2006
Deferred tax assets:	$		$
Net operating loss		2,638,000		2,064,000
Total deferred tax asset		2,638,000		2,064,000
Valuation allowance		(2,638,000)		(2,064,000)
Net deferred asset		$-		$-

At December 31, 2007, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(6) Lease Agreements

The Company leases office space under noncancellable-operating leases which expire in various dates through January 2009. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2008	$24,122
2009	1,719
$25,841

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 73,068,100 shares were issued and outstanding at December 31, 2007, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of December 31, 2007.

In addition to the amount of common shares issued and outstanding as noted above, 2,044,000 shares were issued and are in the hands of shareholders at December 31, 2007; however, these shares are not included in the Company’s permanent equity at December 31, 2007. These shares are considered “Redeemable Common Stock’ as noted in Note 9 below.

During the year ended December 31, 2007, the Company issued a total of 3,750,000 options to the three officers and directors of the Company for services rendered. The options were valued at $43,875. In addition, during the year ended December 31, 2007, the Company issued a total of 4,650,000 options to other employees of the Company at a value of $51,998 for 2007.

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

During the year ended December 31, 2006, the Company issued warrants to an employee to purchase 500,000 shares of the Company’s common stock at a price of $.10 per share. The aggregate of 500,000 warrants shall vest in three vesting dates as follows: 166,666 on June 1, 2007, 166,666 on June 1, 2008 and 166,667 on June 1, 2009. If the employee is terminated prior to any vesting date, the employee will not vest any warrants on the subsequent vesting date. The warrants will expire on June 1, 2010. During the year ended December 31, 2006, the Company recorded stock-based compensation expense in the amount of $9,722, which represented seven months of amortization of the $50,000 value placed on the warrants. In addition, the Company issued 500,000 shares of restricted common stock to the same employee pursuant to a thirty-six months employment agreement. The 500,000 shares of restricted common stock were valued at $50,000 ($.10 per share). The $50,000 will be amortized over the thirty-six months, with seven months ($9,723) of amortization expensed during the year ended December 31, 2006. The remaining twenty-nine months of amortization ($40,277) is included in deferred stock compensation at December 31, 2006.

The following table summarizes information about options and warrants outstanding at December 31, 2007 and 2006:
	Shares	Weighted Average Exercise Price December 31, 2007	Shares	Weighted Average Exercise Price December 31, 2006
Outstanding at beginning of year	3,500,000	$-	-	$-
Granted	14,100,000.10		3,500,000.10
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of year	17,600,000	$.10	-	$.10

Weighted average fair value of options and warrants granted during the period	N/A	.10	N/A	$.10
Exercisable at end of year	17,600,000	$.10	3,500,000.10

Stock-based compensation is composed of the following for the years ended December 31, 2007 and 2006:
	2007	2006
Stock-based compensation at fair value	$484,500	$361,000
Cancellation of previously issued shares	-	(350,000)
Options and warrants	155,601	309,722
Amortization of deferred compensation	173,332	9,723
Total stock-based compensation expense	$813,433	$330,445

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

(9) Commitments, Contingencies and Restatements

The Company received an informal claim from a former officer who resigned from of his position with the Company in 2003. The officer claims that the Company owes him 4,500,000 shares of the Company's common stock. Management feels that the former officer's claim is without merit and no liability has been established for this contingent liability.

Redeemable Common Stock

Certain shares of common stock that were sold by the Company between October 2003 and December 2005 were not registered under federal or state securities laws. Because the question arose regarding whether or not the purchases of these shares had received appropriate disclosure in connection with their purchases, in December 2005, the Company offered rescission to twenty-two (22) shareholders to whom the Company sold 2,044,000 shares of common stock. All of the shareholders, who were provided additional information and were, offered the chance to rescind their purchases, decided to reject the rescission offer. However, Rule 5-02.28 of SEC Regulation S-X require that the Company reclass the value of the 2,044,000 shares from permanent stockholders' equity. The value of the 2,044,000 shares ($204,400) has been reclassified to a separate line item entitled "redeemable common stock".

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
James Ammons	54	Chief Executive Officer and Director
Larry Mosley	57	Chief Financial Officer and Director
Timothy Vance	41	Chief Operating Officer and Director

JAMES AMMONS - CHIEF EXECUTIVE OFFICER AND DIRECTOR

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

LARRY MOSLEY - CHIEF FINANCIAL OFFICER AND DIRECTOR

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

TIMOTHY VANCE - CHIEF OPERATING OFFICER AND DIRECTOR

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

(b) upon the death of the executive; c) at any time because of, (i) the conviction of executive of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty or theft or fraud; or (ii) his gross negligence in the performance of his duties hereunder; or (d) additionally, the executive may terminate his employment for "good reason" by giving us ten (10) days written notice if: (i) he is assigned, without his express written consent, any duties materially inconsistent with his positions, duties, responsibilities, or status with us, or a change in his reporting responsibilities or titles as in effect as of the date hereof; (ii) his compensation is reduced; or (iii) we do not pay any material amount of compensation due hereunder and then fail either to pay such amount within the ten (10) day notice period required for termination hereunder or to contest in good faith such notice.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2007, 2006 and 2005.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards *

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position (1)	Year	($)	($)	($)	($)	($)	($)

James Ammons, CEO and Chairman (2)	2007	120,000	---	---	---	23,400	143,400
	2006	120,000	35,000	5,000	---	300,000	460,000
	2005	78,070	---	---	---	---	78,070

Larry Mosley, CFO and Director (3)	2007	75,000				5,850	80,850
	2006	75,000	19,250	6,000	---	---	100,250
	2005	30,500	---		95,000	---	125,500

Tim Vance, COO and Director	2007	80,000			110,000	14,625	204,625
	2006	80,000	5,000	---	---	---	85,000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
James Ammons, CEO and Director	14,000,000(2)	20.2%
600 Kenrick, Suite 12-B
Houston, TX 77060

Milford and Ruth Mast	11,016,000(3)(4)	17.1%
466 N. Manor Rd.
Elverson, PA 19520

Timothy Vance, COO and Director	2,250,000(5)	3.4%
600 Kenrick, Suite B-12
Houston, Texas 77060

Larry Mosley, CFO and Director	1,500,000	2.3%
600 Kenrick, Suite B-12
Houston, Texas 77060
Director and Officer (3 person)	17,750,000(2)(5)(7)	25.9%

(1) Applicable percentage ownership is based on 73,068,100 shares of common stock outstanding as of December 31, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
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
(7) Includes 500,000 options to purchase shares of our common stock at an exercise price of $0.10 per share

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

(a) The exhibits listed below are filed as part of this annual report.

3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(2)	Amended and Restated Articles of Incorporation
3.4(1)	Amended Bylaws
10.1(1)	James Ammons Employment Agreement
10.2(1)	James Ammons Option Agreement
10.3(1)	Larry Mosley Employment Agreement
10.4(1)	Addendum to Larry Mosley's Employment Agreement
10.5(1)	Tim Vance Employment Agreement
10.6(1)	Addendum to Tim Vance's Employment Agreement
10.7(3)	Agreement with United Press International, with exhibits
10.8(2)	Data Call Technologies, Inc. Office Space Lease
10.9(3)	Content Licensing Agreement with plan_b media/Mindmatics, LLC
10.10(3)	First Amendment to Content Licensing Agreement with Mindmatics, LLC
10.11(3)	Agreement with Traffic.com (which we have not received a signed copy of from Traffic.com)
10.12(4)(5)	Reseller Agreement with Texas Digital Systems, Inc.
10.13(3)	Sample Reseller Agreement (substantially similar to the reseller agreements entered into with certain companies as described herein)
10.14(5)	Letter of Intent with Ariamedia Corporation
10.15(4)(5)	Services Agreement with 3M Company
10.16*	Debt Conversion Agreement with Milford Mast, filed with the Form 10-KSB for the year 2006
10.17*	David Loev Warrant Agreement, filed with the Form 10-KSB for the year 2006
10.18*	Warrant Amendment Agreement with Everett Poe, filed with the Form 10-KSB for the year 2006
10.19*	Option Agreement with James Ammons, filed with the Form 10-KSB for the year 2006
10.20*	Option Agreement with Larry Mosley, filed with the Form 10-KSB for the year 2006
10.21*	Option Agreement with James Vance, filed with the Form 10-KSB for the year 2006
10.22*	Option Agreement with Timothy Vance, filed with the Form 10-KSB for the year 2006
10.23*	Option Agreement with James Tevis, filed with the Form 10-KSB for the year 2006
10.24*	Option Agreement with Everett Poe, filed with the Form 10-KSB for the year 2006
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

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

(b) Reports on Form 8-K

We have not filed any reports on Form 8-K during the three-month period ended December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Public Accountants
The Registrant's Board of Directors has appointed John A. Braden & Co., P.C. On January 1, 2007, John A. Braden & Co., PC merged with GLO CPAs, LLLP, which firm has issued its report on our financial statements for the year ended December 31, 2007. Our financial statements for the fiscal year ended December 31, 2006 were audited by R. E. Bassie & Co., Certified Public Accountants.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by GLO CPAs, LLLP and R. E. Bassie & Co. for the audit of the Registrant's annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by GLO CPAs, LLLP and R. E. Bassie & Co. during those periods.

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Audit fees (1)	$36,000	$27,000
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE
/s/ James Ammons	Chief Executive Officer and Director	April 14, 2008
James Ammons

/s/ Larry Mosley	Chief Financial Officer and Director	April 14, 2008
Larry Mosley