Form 10-Q
period 2008-03-31
Data Call Technologies
filed 2008-05-20
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

At March 31, 2008, the Registrant had 76,243,100 shares of common stock outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS.	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's unaudited interim financial statements are attached hereto. Unaudited Interim Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION Back to Table of Contents

Some of the statements contained in this quarterly report of Data Call Technologies, Inc., Nevada corporation (hereinafter referred to as "we", "us", "our", "Company" and the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

Since our filing of our annual report, we have implemented numerous cost management measurements to reduce monthly expenditures. Our current rate of monthly cash expenditures are now averaging approximately $60,000.00 per month, compared to an approximate monthly average of $113,000.00 for Q1 of 2007. This represents a 47% reduction in expenses over Q1 of the previous year. Furthermore, this is a 6% reduction from the previous quarter. We will continue to maintain these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next 12 months. We currently have no initial plans to increase the number of employees we employ. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities.

Recent partner, marketing and/or customer agreements have allowed us to expand our product line into the Public Access Broadcast arena (i.e. Leightronix), as well as providing our product line to an industry leader in the ad-revenue based model of digital signage (i.e., AdTek Media). Additionally, we recently engaged Lamar Advertising, to provide Data Call content to their digital billboard solutions being implemented throughout the country. Moving forward, we feel these three vertical market opportunities will provide strong positive growth over the next 36 months.

Assuming we have sufficient working capital moving forward, we plan to continue to grow our business and market our Direct Lynk System to potential customers over the course of the next twelve months by marketing our technology to digital signage manufacturers, trade magazines, trade shows and call centers. We will also continue, on a limited basis, our practice of providing potential customers free trials of the Direct Lynk System, for which we will receive no revenue, in an attempt to build both product awareness for the Direct Lynk System and to potentially drive sales in the future, which in the opinion of management, has been successful in building brand awareness for the Direct Lynk System and in bringing in new clients for subscriptions.

We are planning and negotiating with current vendors and partners, to expand our offering to cell phone subscribers. Hardware, software, and sales processes are currently being modified and/or developed so we may pilot this model in Quarter 3 of 2008. Upon completion of a successful pilot, and subsequent deployment of the model, this opportunity shall provide yet another ad-revenue based vertical market which should produce strong gross revenues for the company. Additionally, we are negotiating with a national broadcast news group to provide localized and repurposed video clips, through a Data Call Technologies licensing agreement, to the digital signage space. We will begin to pilot this initiative during this upcoming quarter.

Projected revenue for Q2-2008 is $78,250.00. This represents an 11% over the previous quarter. Projected cash expenses for Q2-2008 is $210,000.00. This is an increase of approximately $29,000.00 from Q1-2007, and represents an increase of 16%. The increase in expenses are mainly attributed to licensing & commissions required to be paid to providers, subsequent to our substantial increase in customer subscriptions. Projected revenue for the next twelve (12) months of operations is $714,000.00, with projected expenses of $941,000.00. With additional equity investment into Data Call to cover operational expenses, the company’s operations are projected to enter a cash flow positive position in the 4th quarter of 2008.

THREE-MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE-MONTHS ENDED MARCH 31, 2007

We had $70,627 in revenues during the three-month period ended March 31, 2008, compared to revenues of $8,040 during the same priod in the prior year, an increase in revenues of $62,587. We generate revenues through subscription fees received in connection with our Direct Lynk System.

We had total costs of sales during the three-months ended March 31, 2008 of $13,917 compared to costs of sales of $6,745 during the three-month period ended March 31, 2007, which resulted in a gross margin of $56,710 for the three month period ended March 31, 2008, compared to a gross margin of $1,295 for the three months ended March 31, 2007, an increase in gross margin of $55,415 from the period in the prior year, which increase was due to increased sales of our subscription based product.

Cost of sales as a percentage of sales was 19.7% for the three-months ended March 31, 2008, compared to 83.89% for the three-months ended March 31, 2007. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease further as we expect to take advantage of economies of scale and because the net cost to us of adding additional subscribers and fees is minimal.

We had total expenses of $284,706 during the three-months ended March 31, 2008, compared to total expenses of $600,575 during the three-months ended March 31, 2007, a decrease in expenses of $315,869 or 52.59% from the prior period. The decrease in expenses was mainly due to an decreased employee compensation, legal fees, travel expenses and product dvelopment costs.

We had a net loss of $227,996 for the three months ended March 31, 2008, compared to a net loss of $599,290 during the three months ended March 31, 2007, a significant decrease to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $62,838 as of March 31, 2008, which consisted of cash of $20,706 and accounts receivable of $42,132, compared to total current assets of $51,057 consisting mainly of cash and receivable as of December 31, 2007, an increase of $11,781 in current assets from December 31, 2007, which increase in current assets was mainly due to increased accounts receivable.

We had total assets of $116,846 as of March 31, 2008, which consisted of current assets of $62,838; total property and equipment (net of accumulated depreciation) of $48,753, which included high end flat screen televisions, computers and software equipment responsible for running our Direct Lynk System which is stored in our Houston and Dallas offices; and other assets of $5,255, which included our deposit on our Houston and Dallas office space.

We had total liabilities of $337,701 as of March 31, 2008, consisting of current liabilities of $133,301 and non-current liabilities consisting of redeemable common stock of $204,400 as of March 31, 2008. Current liabilities consisted of accounts payable of $51,630 and $81,671 in accrued salaries and related liabilities. Redeemable common stock consisted of shares of common stock sold to certain investors from 2003-2006, which investors may have ongoing rescission rights, even though those investors previously rejected our rescission offer to them to return their shares of our common stock for their original subscription cost plus statutory interest. While we are obligated to carry the $204,400 in redeemable common stock on our balance sheet as a liability, we believe that the likelihood of any of the shareholders who hold those shares exercising their remaining rescission rights, if any, is very small.

We had a negative working capital of $70,463 and an accumulated deficit of $7,987,291 as of March 31, 2008.

We used $149,707 of cash in our operating activities during the three months ended March 31, 2008, which was mainly due to a net loss of $227,996, an increase in accounts receivable of $21,488, decrease in accounts payable of $17,443, offset by non-cash compensation of $27,250, which shares were issued to our consultants and employees in connection with services rendered, $12,665 in compensation for stock options and warrants, accrued salaries of $29,121 and amortization of deferred compensation of $41,833.

We had no investing activities during the three months ended March 31, 2008 and 2007.

We received $140,000 from financing activities during the three-month period ended March 31, 2008, representing proceeds from the sale of our common stock pursuant to a private placement offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ James Ammons
James Ammons
   CEO and Chairman
   Dated: May 20, 2008

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: May 20, 2008

Unaudited Interim Financial Statements Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Balance Sheets
March 31, 2008 (Unaudited) and December 31, 2007 (Audited)

Assets
	March 31, 2008	December 31, 2007 (Audited)
Current assets:
Cash	$20,706	$30,413
Accounts receivable	42,132	20,644
Total current assets	62,838	51,057

Property and equipment	118,304	118,304
Less accumulated depreciation and amortization	69,551	63,200
Net property and equipment	48,753	55,104

Other assets	5,255	5,255
Total assets	$116,846	$111,416

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	51,630	69,073
Accrued salaries and related liabilities	81,671	52,550
Total current liabilities	133,301	121,623
Redeemable common stock	204,400	204,400
Total liabilities	337,701	326,023

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares: None issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
76,243,100 shares issued and outstanding at March 31, 2008,
73,068,100 shares issued and outstanding at December 31, 2007	76,243	73,068
Additional paid-in capital	7,921,305	7,744,565
Deficit accumulated during the development stage	(7,987,291)	(7,759,295)
	10,257	58,338
Deferred stock compensation	(231,112)	(272,945)
Total stockholders' equity (deficit)	(220,855)	(214,607)
Total liabilities and stockholders' equity	$116,846	$111,416

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Operations
Three Months Ended March 31, 2008 and 2007 (Unaudited)

			Cumulative
	Three Months	Three Months	totals from
	Ended	Ended	inception to
	March 31, 2008	March 31, 2007	March 31, 2008

Revenues
Sales	$70,627	$8,040	$275,169
Cost of sales	13,917	6,745	114,614
Gross margin	56,710	1,295	160,555

Operating expenses:
Employee compensation	150,049	387,481	4,592,656
Contractual services	-	28,650	916,074
Legal and accounting	36,215	87,365	833,816
Product development costs	2,578	19,361	409,493
Travel	9,284	46,622	400,862
Office and equipment rental	11,547	10,415	149,618
Office supplies and expenses	700	1,643	173,478
Telephone	5,626	8,018	113,002
Advertising	52,899	-	362,822
Other	9,457	4,442	126,474
Depreciation expense	6,351	6,578	69,551
Total operating expenses	284,706	600,575	8,147,846

Net loss before income taxes	(227,996)	(599,280)	(7,987,291)

Provision for income taxes	-	-	-
Net loss	$(227,996)	$(599,280)	$(7,987,291)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.01)

Weighted average common shares:
Basic and Diluted	74,639,850	60,688,100

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
(A Development Stage Company)
Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007 (Unaudited)

			Cumulative
	Three Months	Three Months	totals from
	Ended	Ended	inception to
	March 31, 2008	March 31, 2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(227,996)	$(599,280)	$(7,987,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,351	6,578	69,551
Common stock issued for services	27,250	100,000	3,434,832
Stock options and warrants issued for services	12,665	144,408	168,266
Amortization of deferred compensation	41,833	4,167	224,888
(Increase) decrease in operating assets:
Accounts receivable	(21,488)	2,390	(42,132)
Other assets	-	-	(5,255)
Increase (decrease) in operating liabilities:
Accounts payable	(17,443)	11,808	51,630
Accrued salaries and related liabilities	29,121	3,750	81,671
Net cash used in operating activities	(149,707)	(326,179)	(4,003,840)

Cash flows from investing activities
Purchase of property and equipment	-	-	(118,304)
Net cash used in investing activities	-	-	(118,304)

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	140,000	300,000	3,888,450
Proceeds from issuance of redeemable common shares under private placement	-	-	204,400
Proceeds from short-term borrowing from shareholder	-	-	50,000
Net cash provided by financing activities	140,000	300,000	4,142,850

Net increase (decrease) in cash	(9,707)	(26,179)	20,706
Cash at beginning of year	30,413	281,699	-
Cash at end of year	$20,706	$255,520	$20,706

Supplemental schedule of cash flow information:
Non-cash financing transactions:
Issuance of 500,000 common shares for conversion of short-term note payable to shareholder	$-	$50,000	$50,000

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 76,243,100 shares were issued and outstanding at March 31, 2008, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of March 31, 2008.

In addition to the amount of common shares issued and outstanding as noted above, 2,044,000 shares were issued and are in the hands of shareholders at March 31, 2008; however, these shares are not included in the Company’s permanent equity at March 31, 2008. These shares are considered “Redeemable Common Stock” and are included in the financial statements as a long-term liability.

The following table summarizes information about options and warrants outstanding at March 31, 2008 and 2007:
	Shares	Weighted Average Exercise Price March 31, 2008	Shares	Weighted Average Exercise Price March 31, 2008
Outstanding at beginning of period	17,600,000	$.10	3,500,000	$.10
Granted	-	.10	9,000,000.10
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of period	17,600,000	$.10	12,500,000	$.10

Weighted average fair value of options and warrants granted during the period	.10	.10	None	$.10
Exercisable at end of period	17,600,000	$.10	12,500,000.10

Stock-based compensation is composed of the following for the three-months ended March 31, 2008 and 2007:
	2008	2007
Stock-based compensation at fair value	$77,250	$100,000
Cancellation of previously issued shares	(50,000)	-
Options and warrants	12,665	144,408
Amortization of deferred stock compensation	41,833	4,167
Total stock-based compensation expense	$81,748	$248,575