Form 10-Q
period 2008-06-30
Data Call Technologies
filed 2008-08-19
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

At June 30, 2008, the Registrant had 76,243,100 shares of common stock outstanding.

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

OVERVIEW

What Is Digital Signage?

Plasma and LCD displays are rapidly replacing printed marketing materials such as signs and placards, as well as the old fashioned whiteboard, for product and corporate branding, marketing and assisted selling. The appeal of instantly updating product videos and promotional messages on one or a thousand remotely located displays is driving the adoption of this exciting marketing tool. James Bickers, senior editor of Digital Signage Today magazine recently described digital signage as “any form of business communication where a dynamic messaging device is used to take the place of, or supplement, other forms of messaging.” The key word in this definition of digital signage is “dynamic.” Digital signage presentations are typically comprised of repeating loops of information used to brand, market or sell the owner’s products and services. But once seen, this information becomes repetitive and the viewer tunes it out, resulting in low retention of the client’s message. As digital signage comes of age, the “dynamic” characteristic of the presentation has taken center stage.

Digital Signage Comes of Age

Digital signage is coming of age and DataCall Technologies has been there from the start. Four years ago, a company wanting to take the digital signage plunge was faced with a myriad of hardware and software companies, all offering their own “vision” of what digital signage should be. They were given the tools of digital signage, but were left pretty much left to their own devices as to what to build. Those companies that took the early plunge where then faced with the fact that no one had come before them to show the rights and wrongs, the dos and don’ts of content development. But, even at this early stage of the game, DataCall recognized that these pioneers of digital signage lacked a key component that would become an integral part of any successful implementation—active content.

In the years since those early days of digital signage, the market has taken care of weeding out the weaker providers of hardware and software. Companies now have a clearer understanding of what digital signage is, what is needed for a successful implementation and the best use of content space given their more-defined and attainable goals. In the past two years, as the cost of platforms, supporting infrastructure and displays has fallen dramatically; digital signage has become more accessible to a wider range of companies. And those companies are realizing that the initial, one-time cost of getting into the game is far outweighed by the cost of staying in the game, in the form of ongoing content development. As the cost of deployment decreased, companies began focusing on attention-grabbing content. Whether the goal of the presentation was product branding, marketing or assisted selling, content became king. Active content is on everyone’s “needs” list because it is proven to draw customers to the core message and keep customers engaged throughout the presentation, And DataCall stands ready to serve this exploding market.

The Need for Speed--Active Content

Active content is that part of a digital signage presentation that is constantly updated with timely and relevant information. For instance, a typical presentation may contain ten 15-second loops that provide the primary message of the presentation, but the active content, such as that provided by DataCall, is updated with new information throughout the day. Those seeking to add active content to their digital signage presentations are advised to employ DataCall’s integrated content rather than shoehorning broadcast content into their digital signage presentation.

However, by integrating DataCall’s active content alongside their presentations, companies can provide the entertainment content so necessary in dwell-time retention without disrupting the core message of the presentation. Information categories provided by DataCall include news, weather, sports, financial data and the latest traffic alerts. With such a broad range of offerings, companies have access to the active content they need, regardless of the market they are addressing.

DataCall Opportunities

The opportunities for DataCall in the digital signage industry are countless. Many companies nowadays would outsource all or part of their content creation. DataCall stands ready as their outsourced provider of active content data. Whether it’s general entertainment information (news, sports, stocks, etc.) or location-targeted active content (weather, traffic, etc), research is validating the long-held assumption--it is active content that draws viewers to digital signage and keeps them engaged throughout the presentation.

Over the past four years, DataCall has worked with the industry leaders in digital signage to develop the data formats and communication methods to allow DataCall’s active content to be easily integrated into their hardware and software products.

The Stage is Set

The stage is set and the players are on their marks. The experience and lessons learned by both providers and implementers of digital signage are converging at that point where explosive growth in the industry can be realistically anticipated. DataCall is excited to be in the position they are, poised to leverage their expertise and relationships in the digital signage industry to bring its offerings to the next level.

Already, DataCall is actively developing the next generation in digital signage content. Delivering active content video is an opportunity that is in the immediate future, as well as implementation of interactive digital signage. Whether it is the use of radio frequency identification (RFID) to delivery active content directly to customers via their cell phone or engaging the customer to create their own digital signage experience via text messaging, DataCall will be at the forefront of the evolution of digital signage--just as DataCall was at the forefront of the revolution of digital signage. DataCall is poised to ride this explosive growth in digital signage not just as a service provider, but as a partner providing a key component to the most successful implementations of digital signage,

Partners, Not Customers

DataCall’s approach to customer relations is to not accumulate customers, but to build partnerships. Each DataCall partner is as unique as the digital signage market they service—and each has their own requirements for active content. In developing active content for digital signage, DataCall identified three factors that had to be addressed—reliability, objectivity and ease of implementation. To address the reliability requirement, DataCall opted to license information from the leaders news, weather, sports and financial data rather than “scrapping” information from the Internet (which can be illegal) or pulling RSS feeds (which may come and go at the provider’s whim). Licensing data from these providers also satisfied the second requirement—objectivity. The Internet is as littered of slanted opinions and hidden agendas as there are users of the Internet, So arbitrarily allowing these “news” sources to go unchecked into DataCall’s active content was completely unacceptable. Finally, the third requirement—ease of implementation—was address by both DataCall’s licensing of data and the method by which it was disseminated to their partners.

DataCall understood that digital signage implementers had larger issues to tackle than the multitude of licenses that would need to be managed and the varying formats of the source data to be dealt with if active content was obtained from multiple vendors. DataCall offers a “one stop shop” for all of their active content requirements covered by a single license. Ease of implementation also would require that the multiple formats of all DataCall’s data providers be distilled into a single format. Because active content may be displayed in a multitude of ways (banners, tickers, scrolls or artistically integrated with the overall presentation), DataCall produced a set of common data layouts in the industry-standard XML (extensible markup language) format. Many partners find these formats to be easily integrated into their products, but in several cases, DataCall has produced customized data formats to the exact requirements of their partners. This customization ensures the highest level of reliable and ease of integration possible.

Go For Launch

The stage is set and the players are on their marks. Market demand, opportunity and technology converge at a single point in time, and DataCall is there. Digital signage platforms are evolving to meet mass market requirements, costs for hardware and software are falling to the point of becoming commodities and the markets for digital signage are clarifying through historical trial and error.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

Since our filing of our annual report, we have implemented numerous cost management measurements to reduce monthly expenditures. Our current rate of monthly cash expenditures are now averaging approximately $57,000 per month, compared to an approximate monthly average of $104,000 for the six-month period ended June 30, 2007. This represents a 5% reduction in expenses over six months of the prior year. Furthermore, this is a 5% reduction from the previous quarter. We will continue to maintain these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next 12 months. We currently have no initial plans to increase the number of employees we employ. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities.

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

We are planning and negotiating with current vendors and partners, to expand our offering to other lateral markets. Hardware, software, and sales processes are currently being modified and/or developed. Additionally, we are negotiating with a national broadcast news group to provide localized and repurposed video clips, through a Data Call Technologies licensing agreement, to the digital signage space.

Projected revenue for Q3-2008 is $107,000. This represents a 27% increase over the previous quarter. Projected cash expenses for Q3-2008 is $109,000. Projected revenue for the next twelve (12) months of operations is $1,100,000, with projected cash expenses of $770,000. The Company’s operations are projected to enter a cash flow positive position in the fourth quarter of 2008.

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Sales revenue for the three and six months ended June 30, 2008 were $83,745 and $154,372, respectively, compared to $47,373 and $55,413, respectively, for the three and six-month periods ended June 30, 2007 representing an increase of 76.78% and 178.58%, respectively, from the prior period. The increase in sales revenue was mainly due to an increase subscriptions from current customers and new customer subscriptions.

Costs of sales for the three and six months ended June 30, 2008 were $9,952 and $23,869, respectively, compared to $13,462 and $20,207, respectively, for the three and six-month periods ended June 30, 2007. Costs of sales do not increase in director proportion to an increase in sales revenue because costs of sales are related to the amount bandwidth required to provide the subscription services.

Gross margins for the three and six months ended June 30, 2008 were 88.1% and 84.5%, respectively, compared to 71.6% and 63.5%, respectively, for the three and six-month periods ended June 30, 2007. The increase in gross margin is directly related to the explanation of decreases in costs of sales in the paragraph directly above.

Operating expenses for the three and six months ended June 30, 2008 were $179,253 and $463,959, respectively, compared to $288,800 and $889,375, respectively, for the three and six-month periods ended June 30, 2007 representing a decrease of $109,547 or 37.9% and $425,416 or 47.8% decrease from the prior period. The significant decrease in operating expenses is due to a decrease in employee compensation. Employee compensation were 46.8% and 50.4% of total operating expenses for the three and six months ended June 30, 2008, respectively, compared to 70.7% and 66.5%, respectively, for the three and six-month periods ended June 30, 2007.

Net losses for the three and six months ended June 30, 2008 were $105,460 and $333,456, respectively, compared to $254,889 and $854,169, respectively, for the three and six-month periods ended June 30, 2007. The significant decrease net losses are due to the increase in sale revenues and a decrease in operating expenses as noted above.

Liquidity and Capital Resources

We had total current assets of $45,382, consisting of $3,820 of cash, $40,273 of accounts receivable and $1,289 if prepaid expenses. We had total current liabilities of $176,002 as of June 30, 2008, which represented $57,655 of accounts payable and $118,347 in accrued salaries.

We had total non-current liabilities of $204,400 as of June 30, 2008, consisting of redeemable common stock. Redeemable common stock consisted of shares of common stock sold to certain investors from 2003-2006, which investors may have ongoing rescission rights, even though those investors previously rejected our rescission offer to them to return their shares of our common stock for their original subscription cost plus statutory interest. While we are obligated to carry the $204,400 in redeemable common stock on our balance sheet as a liability, we believe that the likelihood of any of the shareholders who hold those shares exercising their remaining rescission rights, if any, is very small.

We had working capital of $130,620 and a deficit accumulated during the development stage of $8,092,751 as of June 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by SEC rules adopted under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It consists of policies and procedures that:

1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and disposition of our assets;
2. Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of our Company are being made only in accordance with authorizations of our management and our directors; and
3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2008.

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

/s/ Timothy E. Vance
Timothy E. Vance
   CEO
   Dated: August 19, 2008

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: August 19, 2008

Unaudited Interim Financial Statements Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Balance Sheets
June 30, 2008 (Unaudited) and December 31, 2007 (Audited)

Assets
	June 30, 2008	December 31, 2007 (Audited)
Current assets:
Cash	$3,820	$30,413
Accounts receivable	40,273	20,644
Prepaid expenses	1,289	-
Total current assets	45,382	51,057

Property and equipment	118,304	118,304
Less accumulated depreciation and amortization	76,356	63,200
Net property and equipment	41,948	55,104

Other assets	5,255	5,255
Total assets	$92,585	$111,416

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	57,655	69,073
Accrued salaries and related liabilities	118,347	52,550
Total current liabilities	176,002	121,623
Redeemable common stock	204,400	204,400
Total liabilities	380,402	326,023

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares: None issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
76,243,100 shares issued and outstanding at June 30, 2008,
73,068,100 shares issued and outstanding at December 31, 2007	76,243	73,068
Additional paid-in capital	7,933,970	7,744,565
Deficit accumulated during the development stage	(8,092,751)	(7,759,295)
	(82,538)	58,338
Deferred stock compensation	(205,279)	(272,945)
Total stockholders' equity (deficit)	(287,817)	(214,607)
Total liabilities and stockholders' equity	$92,585	$111,416

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Operations
Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)
					Cumulative
	Three Months	Three Months	Six Months	Six Months	totals from
	Ended	Ended	Ended	Ended	inception to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenues
Sales	$83,745	$47,373	$154,372	$55,413	$358,914
Cost of sales	9,952	13,462	23,869	20,207	124,566
Gross margin	73,793	33,911	130,503	35,206	234,348

Operating expenses:
Employee compensation	83,921	204,093	233,970	591,574	4,676,577
Contractual services	-	-	-	25,000	916,074
Legal and accounting	46,108	32,308	82,323	119,673	879,924
Product development costs	81	-	2,659	15,056	409,574
Travel	13,751	24,691	23,035	76,643	414,613
Office and equipment rental	8,651	6,336	20,198	16,751	158,269
Office supplies and expenses	5,270	6,981	5,970	8,624	178,748
Telephone	5,967	5,813	11,593	13,831	118,969
Advertising	4,622	2,000	57,521	2,000	367,444
Other	4,077	-	13,534	7,067	130,551
Depreciation expense	6,805	6,578	13,156	13,156	76,356
Total operating expenses	179,253	288,800	463,959	889,375	8,327,099

Net loss before income taxes	(105,460)	(254,889)	(333,456)	(854,169)	(8,092,751)

Provision for income taxes	-	-	-	-	-
Net loss	$(105,460)	$(254,889)	$(333,456)	$(854,169)	$(8,092,751)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares:
Basic and Diluted	76,243,100	63,325,600	75,429,350	62,015,984

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
(A Development Stage Company)
Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007 (Unaudited)

			Cumulative
	Six Months	Six Months	totals from
	Ended	Ended	inception to
	June 30, 2008	June 30, 2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(333,456)	$(854,169)	$(8,092,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,156	13,157	76,356
Common stock issued for services	27,250	125,000	3,434,832
Stock options and warrants issued for services	25,330	130,271	208,385
Amortization of deferred compensation	67,666	9,723	223,267
(Increase) decrease in operating assets:
Accounts receivable	(19,629)	(25,546)	(40,273)
Prepaid expenses	(1,289)	-	(1,289)
Other assets	-	-	(5,255)
Increase (decrease) in operating liabilities:
Accounts payable	(11,418)	(13,990)	57,655
Accrued salaries and related liabilities	65,797	-	118,347
Net cash used in operating activities	(166,593)	(615,554)	(4,020,726)

Cash flows from investing activities
Purchase of property and equipment	-	-	(118,304)
Net cash used in investing activities	-	-	(118,304)

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	140,000	400,000	3,888,450
Proceeds from issuance of redeemable common shares under private placement	-	-	204,400
Proceeds from short-term borrowing from shareholder	-	-	50,000
Net cash provided by financing activities	140,000	400,000	4,142,850

Net increase (decrease) in cash	(26,593)	(215,554)	3,820
Cash at beginning of year	30,413	281,699	-
Cash at end of year	$3,820	$66,145	$3,820

Supplemental schedule of cash flow information:
Non-cash financing transactions:
Issuance of 500,000 common shares for conversion of short-term note payable to shareholder	$-	$50,000	$50,000

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 76,243,100 shares were issued and outstanding at June 30, 2008, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of June 30, 2008.

In addition to the amount of common shares issued and outstanding as noted above, 2,044,000 shares were issued and are in the hands of shareholders at June 30, 2008; however, these shares are not included in the Company’s permanent equity at June 30, 2008. These shares are considered “Redeemable Common Stock” and are included in the financial statements as a long-term liability.

The following table summarizes information about options and warrants outstanding at June 30, 2008 and 2007:
	Shares	Weighted Average Exercise Price june 30, 2008	Shares	Weighted Average Exercise Price June 30, 2008
Outstanding at beginning of period	17,600,000	$.10	3,500,000	$.10
Granted	-	.10	12,050,000.10
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of period	17,600,000	$.10	15,550,000	$.10

Weighted average fair value of options and warrants granted during the period	.10	.10	None	$.10
Exercisable at end of period	17,600,000	$.10	15,550,000.10

Stock-based compensation is composed of the following for the six-months ended June 30, 2008 and 2007:
	2008	2007
Stock-based compensation at fair value	$77,250	$125,000
Options and warrants	25,330	130,271
Amortization of deferred stock compensation	67,666	9,723
Cancellation of previously issued shares	(50,000)	-
Total stock-based compensation expense	$120,246	$264,994