Form 10KSB/A
period 2007-12-31
Data Call Technologies
filed 2008-08-27
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB/A
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
Issuer's revenues for its most recent fiscal year: $132,690.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
/s/ James Ammons	Chief Executive Officer and Director	August 27, 2008
James Ammons

/s/ Larry Mosley	Chief Financial Officer and Director	August 27, 2008
Larry Mosley