Form 10KSB/A
period 2007-12-31
Data Call Technologies
filed 2008-09-25
CIK 1321828

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer and principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

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

Remediation Plan for Certain Weaknesses in the Company’s Disclosure Controls and Procedures

During September 2008, the Company completed the implementation of certain control activities that we believe will prevent or detect certain weaknesses in our disclosure controls and procedures, specifically the preparation and submission to the SEC of the Company’s reports under the Exchange Acts. The Company implemented an additional review process of its reports under the Exchange Act prior to final submission to the SEC of its reports. Management believes that these steps are sufficient to remediate the certain weakness in our disclosure controls and procedures.

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

SIGNATURE	TITLE	DATE
/s/ Tim Vance	Chief Executive Officer and Director	September 25, 2008
James Ammons

/s/ Larry Mosley	Chief Financial Officer and Director	September 25, 2008
Larry Mosley