Form 10-Q
period 2008-09-30
Data Call Technologies
filed 2008-11-14
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At September 30, 2008, the Registrant had 82,188,100 shares of common stock outstanding.

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

Since our filing of our annual report, we have implemented numerous cost management measurements to reduce monthly expenditures. Our current rate of monthly cash expenditures are now averaging approximately $49,,000 per month, compared to an approximate monthly average of $104,000 for the nine-month period ended September 30, 2007. This represents a 5% reduction in expenses over nine months of the prior year. Furthermore, this is a 5% reduction from the previous quarter. We will continue to maintain these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next 12 months. We currently have no initial plans to increase the number of employees we employ. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities.

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

Projected revenue for the fourth quarter ending December 31, 2008 is $107,000. This represents a 27% increase over the previous quarter. Projected cash expenses for the fourth quarter ending December 31, 2008 is $88,000. Projected revenue for the next fiscal year is $1,100,000, with projected cash expenses of $685,000. The Company’s operations are expected to generate positive cash flow from operations in the fourth quarter of 2008. Effective July 1, 2008, executive salaries were reduced to $7,292 monthly, which represents a 32% reduction in monthly executive salaries.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Sales revenue for the three and nine months ended September 30, 2008 were $90,572 and $244,944, respectively, compared to $26,733 and $82,146, respectively, for the three and nine-month periods ended September 30, 2007 representing an increase of 238.80% and 198.18%, respectively, from the prior period. The increase in sales revenue was mainly due to an increase subscriptions from current customers and new customer subscriptions.

Costs of sales for the three and nine months ended September 30, 2008 were $23,596 and $47,465, respectively, compared to $15,720 and $35,927, respectively, for the three and nine-month periods ended September 30, 2007. Costs of sales do not increase in direct proportion to an increase in sales revenue because costs of sales are related to the amount bandwidth required to provide the subscription services.

Gross margins for the three and nine months ended September 30, 2008 were 73.94% and 80.62%, respectively, compared to 41.19% and 56.26%, respectively, for the three and nine-month periods ended September 30, 2007. The increase in gross margin is directly related to the explanation of decreases in costs of sales in the paragraph directly above.

Operating expenses for the three and nine months ended September 30, 2008 were $271,608 and $735,562, respectively, compared to $362,832 and $1,252,207, respectively, for the three and nine-month periods ended September 30, 2007 representing a decrease of $91,224 or 25.14% and $516,654 or 41.11% decrease from the prior period. The significant decrease in operating expenses is due to a decrease in compensation costs.

Net losses for the three and nine months ended September 30, 2008 were $204,627 and $538,083, respectively, compared to $351,819 and $1,205,988, respectively, for the three and nine-month periods ended September 30, 2007. The significant decrease in our net losses are due to the increase in sale revenues and a decrease in operating expenses as noted above.

Liquidity and Capital Resources

We had total current assets of $33,011, consisting of $4,400 of cash and $28,611 in accounts receivable. We had total current liabilities of $156,952 as of September 30, 2008, which represented $61,119 of accounts payable and $95,833 in accrued salaries.

We had total non-current liabilities of $204,400 as of September 30, 2008, consisting of redeemable common stock. Redeemable common stock consisted of shares of common stock sold to certain investors from 2003-2006, which investors may have ongoing rescission rights, even though those investors previously rejected our rescission offer to them to return their shares of our common stock for their original subscription cost plus statutory interest. While we are obligated to carry the $204,400 in redeemable common stock on our balance sheet as a liability, we believe that the likelihood of any of the shareholders who hold those shares exercising their remaining rescission rights, if any, is very small. We had negative working capital of $123,941 and a deficit accumulated during the development stage of $8,297,378 as of September 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: November 14, 2008

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: November 14, 2008

Unaudited Interim Financial Statements Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Balance Sheets
September 30, 2008 (Unaudited) and December 31, 2007 (Audited)

Assets
	September 30, 2008	December 31, 2007 (Audited)
Current assets:
Cash	$4,400	$30,413
Accounts receivable	28,611	20,644
Total current assets	33,011	51,057

Property and equipment	118,304	118,304
Less accumulated depreciation and amortization	80,564	63,200
Net property and equipment	37,740	55,104

Other assets	5,255	5,255
Total assets	$76,006	$111,416

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	61,119	69,073
Accrued salaries and related liabilities	95,833	52,550
Total current liabilities	156,952	121,623
Redeemable common stock	204,400	204,400
Total liabilities	361,352	326,023

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares: None issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
82,188,100 shares issued and outstanding at September 30, 2008,
73,068,100 shares issued and outstanding at December 31, 2007	82,188	73,068
Additional paid-in capital	8,109,290	7,744,565
Deficit accumulated during the development stage	(8,297,378)	(7,759,295)
	(105,900)	58,338
Deferred stock compensation	(179,446)	(272,945)
Total stockholders' equity (deficit)	(285,346)	(214,607)
Total liabilities and stockholders' equity	$76,006	$111,416

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Operations
Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)
					Cumulative
	Three Months	Three Months	Nine Months	Nine Months	totals from
	Ended	Ended	Ended	Ended	inception to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

Revenues
Sales	$90,572	$26,733	$244,944	$82,146	$449,486
Cost of sales	23,596	15,720	47,465	35,927	148,162
Gross margin	66,976	11,013	197,479	46,219	301,324

Operating expenses:
Employee compensation	123,585	131,903	357,555	723,477	4,800,162
Contractual services	-	135,000	-	160,000	916,074
Legal and accounting	96,658	34,441	178,981	154,114	976,582
Product development costs	19,014	6,966	21,673	22,022	428,588
Travel	1,089	20,955	14,513	97,598	406,091
Office and equipment rental	11,967	8,783	32,165	25,534	170,236
Office supplies and expenses	869	919	6,839	13,744	179,617
Telephone	3,598	5,084	15,191	18,915	122,567
Advertising	10,321	10,919	77,453	12,919	387,376
Other	294	1,284	13,828	4,150	130,845
Depreciation expense	4,208	6,578	17,364	19,734	80,564
Total operating expenses	271,603	362,832	735,562	1,252,207	8,598,702

Net loss before income taxes	(204,627)	(351,819)	(538,083)	(1,205,988)	(8,297,378)

Provision for income taxes	-	-	-	-	-
Net loss	$(204,627)	$(351,819)	$(538,083)	$(1,205,988)	$(8,297,378)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares:
Basic and Diluted	79,959,050	67,438,100	76,931,350	63,837,100

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
(A Development Stage Company)
Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007 (Unaudited)

			Cumulative
	Nine Months	Nine Months	totals from
	Ended	Ended	inception to
	September 30, 2008	September 30, 2007	September 30, 2008
Cash flows from operating activities:
Net loss	$(538,083)	$(1,205,988)	$(8,297,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,364	19,734	80,564
Common stock issued for services	96,125	260,000	3,503,707
Stock options and warrants issued for services	37,995	142,936	193,596
Amortization of deferred compensation	93,499	67,499	276,554
(Increase) decrease in operating assets:
Accounts receivable	(7,967)	(6,746)	(28,611)
Other assets	-	-	(5,255)
Increase (decrease) in operating liabilities:
Accounts payable	(7,954)	(13,515)	65,119
Accrued salaries and related liabilities	118,008	-	166,558
Net cash used in operating activities	(191,013)	(736,080)	(4,045,146)

Cash flows from investing activities
Purchase of property and equipment	-	-	(118,304)
Net cash used in investing activities	-	-	(118,304)

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	165,000	495,000	3,913,450
Proceeds from issuance of redeemable common shares under private placement	-	-	204,400
Proceeds from short-term borrowing from shareholder	-	-	50,000
Net cash provided by financing activities	165,000	495,000	4,167,850

Net increase (decrease) in cash	(26,013)	(241,080)	4,400
Cash at beginning of year	30,413	281,699	-
Cash at end of year	$4,400	$40,619	$4,400

Supplemental schedule of cash flow information:
Non-cash financing transactions:
Issuance of common shares for conversion of debt	$74,725	$50,000	$124,725

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 82,188,100 shares were issued and outstanding at September 30, 2008, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of September 30, 2008.

In addition to the amount of common shares issued and outstanding as noted above, 2,044,000 shares were issued and are in the hands of shareholders at September 30, 2008; however, these shares are not included in the Company’s permanent equity at September 30, 2008. These shares are considered “Redeemable Common Stock” and are included in the financial statements as a long-term liability.

The following table summarizes information about options and warrants outstanding at September 30, 2008 and 2007:

	Shares	Weighted Average Exercise Price September 30, 2008	Shares	Weighted Average Exercise Price September 30, 2007
Outstanding at beginning of period	17,600,000	$.10	3,500,000	$.10
Granted	-	.10	14,100,000.10
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of period	17,600,000	$.10	17,600,000	$.10

Weighted average fair value of options and warrants granted during the period	.10	.10	None	$.10
Exercisable at end of period	17,600,000	$.10	17,600,000.10

Stock-based compensation is composed of the following for the six-months ended September 30, 2008 and 2007:
	2008	2007
Stock-based compensation at fair value	$146,125	$260,000
Options and warrants	37,995	142,936
Amortization of deferred stock compensation	93,499	67,499
Cancellation of previously issued shares	(50,000)	-
Total stock-based compensation expense	$227,619	$470,435