Form 10-K
period 2008-12-31
Data Call Technologies
filed 2009-03-31
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

On December 31, 2008, the aggregate market value of the 58,759,600 shares of common stock held by non-affiliates of the registrant was approximately $587,596 based on the asked price of the Registrants common stock on December 31, 2008. On December 31, 2008, the Registrant had 83,213,100 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

TABLE OF CONTENTS

Item ____	Description _________	Page ____
PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 1A.	RISK FACTORS RELATED TO OUR BUSINESS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVEAND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART I

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K of Data Call Technologies, Inc. (hereinafter the "Company", the "Registrant", “we”, “us”, or "Data Call") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

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

Dependence On One Or A Few Customers

At December 31, 2008 we had 90 customers who pay to subscribe to our Direct Lynk System, which represents an increase of 40 customers at the end of 2007. We also have several companies which are testing the Direct Lynk System, and expect that several of them may become future customers. We are dependent upon our major customers, which include: AMX, 3M Digital Signage, Leightronix, Inc., Zero in Media, LLC and Adtekmedia, Inc.

During 2008, our five largest customers accounted for 60% of our revenues.

Employees

At December 31, 2008, we had 5 full time employees. Depending upon our level of our growth, we expect that we will be required to hire additional personnel in the areas of sales and marketing, software design, research and development, etc.

Estimate Of The Amount Spent On Research And Development Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development of our Direct Lynk Messenger System, including software and hardware development and testing. The amount spent on this research and development since inception through December 31, 2008 is approximately $2,000,000.

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K.

This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.

We require additional financing to continue our business plan

Additional financing is expected to be required in 2009, but there can be no assurance that such financing will be available at terms and conditions acceptable to the Company.  Further, there can be no assurance that unforeseen events, such as the length of time necessary to generate increasing market acceptance of our Direct Lynk System, or any unexpected material increased development costs, or the general economy in the markets where we offer our Direct Lynk System, may result in an inability to secure necessary additional financing at satisfactory terms and conditions, if at all. Since inception, we have been dependent upon financing raised through the sale of restricted shares of our common stock to support our operations. We expect that we will be required to raise additional funding through the issuance of restricted shares of our common stock, but there can be no assurance that we will be able to raise sufficient capital in a timely manner to continue our business plan at anticipated levels of growth.

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

We rely on key management personnel

We are highly dependent upon the services and efforts of key management personnel including: Timothy Vance, our Chief Executive Officer, Chief Operating Officer and Director; and James Tevis our Chief Technology Officer. Our ability to operate and implement our business plan is heavily dependent upon the continued service of Messrs. Vance and Tevis, as well as our ability to attract, retain and motivate other qualified personnel. Messrs. Vance and Tevis entered into three-year employment contracts on October 1, 2005, which are renewable upon the mutual acceptance of both parties. The loss of Messrs. Vance or Tevis, or our inability to hire and retain qualified sales and marketing, software engineers and management personnel would have a material adverse effect on our business and operations and would likely result in a decrease in the value of our securities.

We are highly dependent upon our ability to successfully market Direct Lynk System to subscribers

We are dependent on the abilities of our sales and marketing department, which currently consists of 4 persons, to continue to generate subscriptions for our Direct Lynk System and to broaden our customer base. While the number of paying subscribers for our Direct Lynk System increased to 90 at December 31, 2008 compared to 38 at year-end 2007, there can be no assurance that our sales and marketing department will be able to continue to achieve market acceptance for our Direct Lynk System and increase our customer base to a level that will permit profitable operations. If our sales and marketing department is unable to continue to generate new customers and attract trial customers to test our Direct Lynk System and experience what we believe are our advantages and learn of their potential uses, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

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

We are a development stage company and have a relatively limited operating history

As a development stage company we have only begun to generate revenues from our Direct Lynk System during the past two years. As a result of our relatively limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations.

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

Our auditors have expressed a concern about our ability to continue as a going concern

Our auditors, in our audited financial statements expressed a concern about our ability to continue as a going concern. We had negative working capital of $161,764 and an accumulated deficit of $8,385,509 as of December 31, 2008, and have generated limited revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

Market prices of our equity securities can fluctuate significantly

The market prices of our common stock may change significantly in response to various factors and events beyond our control, including the following:

- the other risk factors described in this Form 10-K;
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

Shares eligible for future sale

As of December 31, 2008, the Registrant had 83,213,100 shares of common stock issued and outstanding 34,186,350 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2008, we have 83,213,100 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval, to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Effective April 1, 2005, we entered into a three-year lease for our principal offices consisting of approximately 2,240 square feet located at 600 Kenrick, Suite B-12, Houston, Texas 77060, with First Industrial Development Services, Inc., an unaffiliated third-party. The lease provides for a monthly rental of $1,164.80.

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

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.03	$0.10	$-	$-	$-	$-
Second Quarter ended June 30	$0.03	$0.11	$0.35	$0.09	$-	$-
Third Quarter ended September 30	$0.02	$0.05	$0.20	$0.07	$-	$-
Fourth Quarter ended December 31	$0.01	$0.02	$0.20	$0.04	$-	$-

As of December 31, 2008, our shares of common stock were held by approximately 192 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2008.

Recent Sales Of Unregistered Securities

Date	Title	Shares Issued/to be Issued	Persons	Cash or Non Cash Consideration
03/06-12/06	Common	9,050,000	Private Placement	Private sale at $0.10 per share
02/02/06	Common	100,000	Tom Mathews	For Services provided valued at $10,000
02/08/06	Common	10,000	Larry Arms	For Services provided valued at $1,000
06/01/06	Common	500,000	Everett Poe	For Services provided valued at $50,000
06/01/06	Common	250,000	Ryan Thompson	For Services provided valued at $25,000
10/16/06	Common	500,000	Terry Breedlove	For Services provided valued at $50,000
12/15/06	Common	125,000	Julie Dohle	For Services provided valued at $12,500
12/15/06	Common	25,000	Lindsay Deal	For Services provided valued at $2,500
12/15/06	Common	100,000	Rick Porter	For Services provided valued at $100,000
11/01/06	Common	1,000,000	Regional Marketing Co	Private sale at $0.10 per share
12/01/06	Common	2,000,000	Regional Marketing Co	Private sale at $0.10 per share
01/07 - 12/07	Common	6,550,000	Private Placement	Private sale at $0.10 per share
06/15/07	Common	500,000	Ed Kessing	For Services as Employee provided valued at $50,000
08/07/07	Common	800,000	WallStreet Direct, Inc.	For Services provided valued at $0.12
10/12/07	Common	1,000,000	Tim Vance	For Services as Employee provided valued at $110,000
05/09/07	Common	250,000	Audistock, Inc.	For Services provided valued at $37,500
10/12/07	Common	750,000	Dale Pinkert	For Services as Employee provided valued at $82,500
02/07/07	Common	1,000,000	Everett Poe	For Services as Employee provided valued at $100,000
01/02/07	Common	500,000	Milford Mast	Conversion of $50,000 of debt into equity
10/12/07	Common	750,000	Gary Kummer	For Services as Employee provided valued at $82,500
10/12/07	Common	150,000	James Vance	For Services as Employee provided valued at $16,500
08/02/07	Common	300,000	Pentony Enterprises, LLC	For Services provided valued at $39,000
10/12/07	Common	50,000	Sharon Armstrong	For Services as Employee provided valued at $5,500
10/12/07	Common	100,000	Todd Bailey	For Services as Employee provided valued at $11,000
01/17/07	Option	750,000	James Tevis	For Services as Employee, exercisable at $0.10
01/17/07	Option	1,250,000	Tim Vance	For Services as Employee, exercisable at $0.10
01/17/07	Option	400,000	Jim Vance	For Services as Employee, exercisable at $0.10
01/17/07	Option	500,000	Larry Mosley	For Services as Employee, exercisable at $0.10
01/17/07	Option	2,000,000	Jim Ammons	For Services as Employee, exercisable at $0.10
01/29/07	Warrant	900,000	Miracle Tech, LLC	For Services provided, exercisable at $0.10
02/01/07	Warrant	1,500,000	Everett Poe	For Services as employee, exercisable at $0.10
01/25/08	Common	400,000	JMW Investments, LLC	For Services provided valued at $20,000
02/18/08	Common	800,000	International Monetary	For Services provided valued at $72,000
02/18/08	Common	1,000,000	John E. Nelson	Private sale at $0.05 per share
02/21/08	Common	200,000	The Taurus Beneficial Fund	Private sale at $0.05 per share
02/22/08	Common	1,000,000	Ammon Wengerd	Private sale at $0.05 per share
02/22/08	Common	200,000	Don Armstrong	Private sale at $0.05 per share

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. This offering was done with no general solicitation or advertising by the Registrant. The investors in the 2006, 2007 and 2008 private placements were business acquaintances of management and and the private sale transactions were negotiated between the investors and management individually. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information. Based on an analysis of the above factors, the Registrant has met the requirements to qualify this offering and sale for exemption under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Operating Results Data:	2008	2007
Revenues	$353,461	$129,345
Net loss	(626,214)	(1,689,513)
Net loss per basic common shareholder	(0.01)	(0.03)
Basic weighted average common shares	78,371,100	65,753,100

Financial Position Data:
Total assets	64,412	111,416
Total liabilities	392,641	326,023
Stockholders' equity (deficit)	(328,229)	(214,607)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

We believe that we can continue our business operations for approximately the next three (3) months, assuming expenses do not increase significantly and based on the fact that we are currently generating a small amount of revenues through subscriptions to our Direct Lynk system, and through subscriptions for shares of our common stock which we have received since December 31, 2008. During the last nine months, the Company has implemented cost management measurements to reduce monthly expenditures. Our current rate of monthly expenditures is approximately $45,000. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months. We currently have no plans to increase the number of employees. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities. We do not currently have any plans to increase our monthly expenditures or number of employees. Moving forward, we anticipate the need for approximately $500,000 in additional funding to continue our operations for the next twelve months, and as such we may need to raise additional capital through the sale of shares of our common stock subsequent to the filing of this report. We estimate the Company will generate revenues in excess of $600,000 in 2009.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has limited capital. Successful development and marketing of the Company’s products and the procurement of additional financing is necessary for the Company to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

We had $353,461 of sales revenue for the year ended December 31, 2008, compared to sales revenue of $129,345 for the year ended December 31, 2007, an increase in sales revenue of $224,116 or 173% from the prior period. We generate revenues through subscription fees received in connection with our Direct Lynk System.

We had total costs of sales for the year ended December 31, 2008 of $77,861 compared to total costs of sales of $43,081 for the year ended December 31, 2007, which resulted in a gross margin of $275,600 for the year ended December 31, 2008, compared to a gross margin of $86,264 for the year ended December 31, 2007, an increase in gross margin of $189,336 from the prior year, which increase was due to increased sales of our subscription based product.

Cost of sales as a percentage of sales was 22% for the year ended December 31, 2008, compared to 33% for the year ended December 31, 2007. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease further as we expect to take advantage of economies of scale and because the net cost to us of adding additional subscribers and fees is minimal.

We had total expenses of $901,814 for the year ended December 31, 2008, compared to total expenses of $1,775,777 for the year ended December 31, 2007, a decrease in expenses of $873,963 or 49% from the prior period. The increase in expenses was mainly due to an increase in advertising and marketing expenses.

We had a net loss of $626,214 for the year ended December 31, 2008, compared to a net loss of $1,689,513 for the year ended December 31, 2007, an insignificant increase to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $26,477 as of December 31, 2008, which consisted of cash of $8,971 and accounts receivable (net of $510 of allowance for doubtful accounts) of $17,506, compared to total current assets of $51,057 consisting mainly of cash as of December 31, 2007, a decrease of $24,580 in current assets from December 31, 2007, which decrease in current assets was mainly due to cash used for operating expenses and general working capital during the year ended December 31, 2008.

We had total assets of $64,412, as of December 31, 2008, which consisted of current assets of $26,477; total property and equipment (net of accumulated depreciation) of $32,680, which included high end flat screen televisions, computers and software equipment responsible for running our Direct Lynk System which is stored in our Houston and Dallas offices; and other assets of $5,255, which included our deposit on our Houston and Dallas office space.

We had total liabilities of $392,641 as of December 31, 2008, consisting of current liabilities of $188,241 and non-current liabilities consisting of redeemable common stock of $204,400 as of December 31, 2008. Current liabilities consisted of accounts payable of $75,533 and 112,708 in accrued salaries. Redeemable common stock consisted of shares of common stock sold to certain investors from 2003-2006, which investors may have ongoing rescission rights, even though those investors previously rejected our rescission offer to them to return their shares of our common stock for their original subscription cost plus statutory interest. While we are obligated to carry the $204,400 in redeemable common stock on our balance sheet as a liability, we believe that the likelihood of any of the shareholders who hold those shares exercising their remaining rescission rights, if any, is very small.

We had a negative working capital of $161,764 and an accumulated deficit of $8,385,509 as of December 31, 2008.

We used $186,442 of cash in our operating activities for the year ended December 31, 2008, which was mainly due to a net loss of $626,214, offset by non-cash compensation of $102,875, which shares were issued to our consultants and employees in connection with services rendered, $119,332 in compensation for stock options and warrants, accrued salaries of $134,883 and depreciation and amortization costs of $22,424.

We had no investing activities in 2008. We received $165,000 from financing activities for the year ended December 31, 2008, representing proceeds from the sale of 3,800,000 shares of our common stock pursuant to a private placement offering.

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

ITEM 7A. QUANTITATIVEAND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DATA CALL TECHNOLOGIES, INC.

Financial Statements:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Balance Sheets - December 31, 2008 and 2007
Statements of Operations -Years ended December 31, 2008 and 2007
With cumulative totals from inception to December 31, 2008
Statements of Stockholders’ Equity - Years ended December 31, 2008 and 2007
With cumulative totals from inception to December 31, 2008
Statements of Cash Flows - Years ended December 31, 2008 and 2007
With cumulative totals from inception to December 31, 2008
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

GLO CPAs, LLLP

Houston, Texas
April 14, 2008

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Balance Sheets
December 31, 2008 and 2007

Assets
	2008	2007
Current assets:
Cash	$8,971	$30,413
Accounts receivable, less allowance for doubtful accounts of $510 at December 31, 2008 and $10,686 at December 31, 2007	17,506	20,644
Total current assets	26,477	51,057

Property and equipment	118,304	118,304
Less accumulated depreciation and amortization	85,624	63,200
Net property and equipment	32,680	55,104

Other assets	5,255	5,255
Total assets	$64,412	$111,416

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	75,533	69,073
Accrued salaries	112,708	52,550
Total current liabilities	188,241	121,623
Redeemable common stock	204,400	204,400
Total liabilities	392,641	326,023

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares: None issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
83,213,100 shares issued and outstanding at December 31, 2008,
73,068,100 shares issued and outstanding at December 31, 2007	83,213	73,068
Additional paid-in capital	8,127,680	7,744,565
Deficit accumulated during the development stage	(8,385,509)	(7,759,295)
	(174,616)	58,338
Deferred stock compensation	(153,613)	(272,945)
Total stockholders' equity (deficit)	(328,229)	(214,607)
Total liabilities and stockholders' equity	$64,412	$111,416

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Operations
Years ended December 31, 2008 and 2007

			Cumulative
			totals from
			inception to
	2008	2007	December 31, 2008

Revenues
Sales	$353,461	$129,345	$558,003
Cost of sales	77,861	43,081	178,558
Gross margin	275,600	86,264	379,445

Operating expenses:
Employee compensation	395,337	1,012,592	4,837,944
Contractual services	-	96,500	916,074
Legal and accounting	223,105	172,645	1,020,706
Product development costs	2,772	21,993	409,687
Travel	14,865	108,085	406,443
Office and equipment rental	36,478	29,184	174,549
Office supplies and expenses	10,344	5,520	183,122
Telephones	25,964	23,727	133,340
Advertising and marketing	122,192	256,269	432,115
Other	48,333	22,950	165,350
Depreciation and amortization expense	22,424	26,312	85,624
Total operating expenses	901,814	1,775,777	8,764,954

Net loss before income taxes	(626,214)	(1,689,513)	(8,385,509)

Provision for income taxes	-	-	-
Net loss	$(626,214)	$(1,689,513)	$(8,385,509)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.01)	$(0.03)

Weighted average common shares:
Basic and Diluted	78,371,100	65,753,100

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
( A Development Stage Company)
Statements of Stockholders' Equity
Years ended December 31, 2008 and 2007

	Common Stock				Additional		Accumulated		Unearned		Stockholders' equity
	shares		amount		paid in capital		deficit		compensation		(deficit)

Balance, December 31, 2001		$		$		$		$		$
Issuance of common shares under
private placement, as restated	1,962,000		1,962		194,238		-		-		196,200
Stock-based compensation expense	11,025,000		11,025		1,091,475		-		-		1,102,500
Net loss	-		-		-		(1,420,518)		-		(1,420,518)
Balance, December 31, 2002, as restated	12,987,000		12,987		1,285,713		(1,420,518)		-		(121,818)

Issuance of common shares under
private placement, as restated	1,940,000		1,940		192,060		-		-		194,000
Stock-based compensation expense	5,620,000		5,620		556,380		-		-		562,000
Net loss	-		-		-		(837,500)		-		(837,500)
Balance, December 31, 2003, as restated	20,547,000		20,547		2,034,153		(2,258,018)		-		(203,318)

Issuance of common shares under
private placement, as restated	4,898,500		4,899		484,951		-		-		489,850
Stock-based compensation expense	5,660,000		5,660		560,340		-		-		566,000
Net loss	-		-		-		(1,060,847)		-		(1,060,847)
Balance, December 31, 2004, as restated	31,105,500		31,106		3,079,444		(3,318,865)		-		(208,315)

Issuance of common shares under
private placement, as restated	13,884,000		13,884		1,374,516		-		-		1,388,400
Stock-based compensation expense	3,718,600		3,718		368,142		-		-		371,860
Net loss	-		-		-		(1,075,856)		-		(1,075,856)
Balance, December 31, 2005, as restated	48,708,100		48,708		4,822,102		(4,394,721)		-		476,089

Issuance of common shares under
private placement, as restated	9,050,000		9,050		895,950		-		-		905,000
Grant of restricted common stock	500,000		500		49,500		-		(50,000)		-
Stock-based compensation expense	3,610,000		3,610		317,112		-		-		320,722
Amortization of deferred stock compensation	-		-		-		-		9,723		9,723
Cancellation of common shares	(3,500,000)		(3,500)		3,500		-		-		-
Net loss	-		-		-		(1,675,061)		-		(1,675,061)
Balance, December 31, 2006	58,368,100		58,368		6,088,164		(6,069,782)		(40,277)		36,473

Issuance of common shares under
private placement, as restated	6,550,000		6,550		568,450		-		-		575,000
Grant of restricted common stock	3,300,000		3,300		402,700		-		(406,000)		-
Stock-based compensation expense	4,350,000		4,350		480,150		-		-		484,500
Amortization of deferred stock compensation	-		-		-		-		173,332		173,332
Compensation for stock options and warrants	-		-		155,601		-		-		155,601
Conversion of note payable to stockholder	(500,000)		500		49,500		-		-		50,000
Net loss	-		-		-		(1,689,513)		-		(1,689,513)
Balance, December 31, 2006	73,068,100		73,068		7,744,565		(7,759,295)		(272,945)		(214,607)

Issuance of common shares under
private placement, as restated	3,800,000		3,800		161,200		-		-		165,000
Stock-based compensation expense	3,687,500		3,687		99,188		-		-		102,875
Amortization of deferred stock compensation	-		-		-		-		119,332		119,332
Compensation for stock options and warrants	-		-		50,660		-		-		50,660
Conversion of debt	2,657,500		2,658		72,067		-		-		74,725
Net loss	-		-		-		(626,214)		-		(626,214)
Balance, December 31, 2008	83,213,100		$83,213		$8,127,680		$(8,385,509)		$(153,613)		$(328,229)

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
(A Development Stage Company)
Statements of Cash Flows
Years ended December 31, 2008 and 2007

			Cumulative
			totals from
			inception to
	2008	2007	December 31, 2008
Cash flows from operating activities:
Net loss	$(626,214)	$(1,689,513)	$(8,385,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	22,424	26,312	85,624
Stock-based compensation related to restricted stock award	102,875	484,500	3,510,457
Amortization of deferred stock-based compensation	119,332	173,332	302,387
Compensation for stock options and warrants	50,660	155,601	206,261
(Increase) decrease in operating assets:
Accounts receivable	3,138	(10,620)	(17,506)
Other assets	-	-	(5,255)
Increase (decrease) in operating liabilities:
Accounts payable	6,460	(18,448)	75,533
Accrued salaries	134,883	52,550	187,433
Net cash used in operating activities	(186,442)	(826,286)	(4,040,575)

Cash flows from investing activities
Capital expenditure for equipment	-	-	(118,304)
Net cash used in investing activities	-	-	(118,304)

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	165,000	575,000	3,913,450
Proceeds from issuance of redeemable common shares under private placement	-	-	204,400
Proceeds from short-term borrowing from shareholder	-	-	50,000
Net cash provided by financing activities	165,000	575,000	4,167,850

Net increase (decrease) in cash	(21,442)	(251,286)	8,971
Cash at beginning of year	30,413	281,699	-
Cash at end of year	$8,971	$30,413	$8,971

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

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

Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2008 and 2007, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock.

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

New Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for those instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of those instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

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

(2) Related Party Transactions

During the year ended December 31, 208, the Company issued 1,987,500 shares of the Company’s common stock to officers/directors of the Company for services rendered. The shares issued were valued at $59,625.

During the year ended December 31, 2007, the Company issued 1,000,000 shares of the Company's restricted common stock to an officer/director of the Company for services rendered. The shares issued were valued at $110,000.

(3) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:
		December 31
	Years	2008	2007
Equipment	3-5	$90,376	$90,376
Office furniture	7	19,915	19,915
Leasehold improvements	3	8,013	8,013
		118,304	118,304
Less accumulated depreciation and amortization		(85,624)	(63,200)
Net property and equipment		$32,680	$55,104

(4) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, 2008 and 2007 is as follows:
	December 31
	2008	2007
Tax expense/(benefit) computed at statutory rate for continuing operations	$(213,000)	$(574,000)
Tax effect (benefit) of operating loss carryforwards	213,000	574,000
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $8,386,000 as of December 31, 2008, to offset future taxable income, which expire 2028.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:
		December 31
		2008		2007
Deferred tax assets:	$		$
Net operating loss		2,851,000		2,638,000
Total deferred tax asset		2,851,000		2,638,000
Valuation allowance		(2,851,000)		(2,638,000)
Net deferred asset		$-		$-

At December 31, 2008, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(5) Lease Agreements

The Company leases office space under noncancellable-operating leases which expire in various dates through June 2009. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2009	6,989
$6,989

(6) Capital Stock, Options and Warrants

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 83,213,100 shares were issued and outstanding at December 31, 2008, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of December 31, 2008.

In addition to the amount of common shares issued and outstanding as noted above, 2,044,000 shares were issued and are in the hands of shareholders at December 31, 2007; however, these shares are not included in the Company’s permanent equity at December 31, 2008. These shares are considered “Redeemable Common Stock’ as noted in Note 8 below.

During the year ended December 31, 2007, the Company issued a total of 3,750,000 options to the three officers and directors of the Company for services rendered. The options were valued at $43,875. In addition, during the year ended December 31, 2007, the Company issued a total of 4,650,000 options to other employees of the Company at a value of $51,998 for 2007.

The following table summarizes information about options and warrants outstanding at December 31, 2008 and 2007:
	Shares	Weighted Average Exercise Price December 31, 2008	Shares	Weighted Average Exercise Price December 31, 2007
Outstanding at beginning of year	17,600,000	$-	3,500,000	$.10
Granted	-	.10	14,100,000.10
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of year	-	$.10	17,600,000	$.10

Weighted average fair value of options and warrants granted during the period	N/A	.10	N/A	$.10
Exercisable at end of year	17,600,000	$.10	17,600,000.10

Stock-based compensation is composed of the following for the years ended December 31, 2008 and 2007:
	2008	2007
Stock-based compensation at fair value	$152,875	$484,500
Cancellation of previously issued shares	(50,000)	-
Options and warrants	50,660	155,601
Amortization of deferred compensation	119,332	173,332
Total stock-based compensation expense	$272,867	$813,433

(7) Going Concern

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

(8) Commitments and Contingencies

The Company received an informal claim from a former officer who resigned from of his position with the Company in 2003. The officer claims that the Company owes him 4,500,000 shares of the Company's common stock. Management feels that the former officer's claim is without merit and no liability has been established for this contingent liability.

Redeemable Common Stock : Certain shares of common stock that were sold by the Company between October 2003 and December 2005 were not registered under federal or state securities laws. Because the question arose regarding whether or not the purchases of these shares had received appropriate disclosure in connection with their purchases, in December 2005, the Company offered rescission to twenty-two (22) shareholders to whom the Company sold 2,044,000 shares of common stock. All of the shareholders, who were provided additional information and were, offered the chance to rescind their purchases, decided to reject the rescission offer. However, Rule 5-02.28 of SEC Regulation S-X require that the Company reclass the value of the 2,044,000 shares from permanent stockholders' equity. The value of the 2,044,000 shares ($204,400) has been reclassified to a separate line item entitled "redeemable common stock".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Timothy Vance	42	Chief Executive Officer and Director
Larry Mosley	58	Chief Financial Officer and Director

TIMOTHY VANCE - CHIEF EXECUTIVE OFFICER AND DIRECTOR

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2008, 2007 and 2006.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards *

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position (a)	Year	($)	($)	($)	($)	($)	($)

Tim Vance, CEO, COO	2008	67,002	---	10,500	---	---	77,502
	2007	80,000	---	---	110,000	14,625	204,625
	2006	80,000	5,000	---	---	---	85,000
James Ammons, (2), Chairman	2008	78,000	---	19,500	---	---	97,500
	2007	120,000	---	---	---	23,400	143,400
	2006	120,000	35,000	5,000	---	300,000	460,000
Larry Mosley, CFO and Director (3)	2008	31,125	---	25,125	---	---	56,250
	2007	75,000	---	---	---	5,850	80,850
	2006	75,000	19,250	6,000	---	---	100,250

*Estimated. The individuals listed above have not received any LTIP payouts or nonqualified deferred compensation earnings, over the past three completed fiscal years as compensation from us. Salary amounts listed above do not include perquisites and other personal benefits in amounts less than $10,000.

(a) Other than the individuals listed above, we have no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last three (3) fiscal years.
(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant
(2) In February 2006, we entered into a five year employment agreement with Mr. Ammons, which is to pay him $120,000 for the fiscal year ended 2006, and increase by 5% for each of the additional four years of the agreement. Mr. Ammons' employment agreement, including provisions which take effect upon Mr. Ammons termination, is described in greater detail under "Directors, Executive Officers and Control Persons," above.
(3) Mr. Mosley has served as our Chief Financial Officer since October 11, 2004. He entered into a three year employment agreement with us, with an effective date of October 1, 2005, which effective date was subsequently changed to January 1, 2006 pursuant to an addendum to the employment agreement entered into on February 14, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2008. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
James Ammons, Chairman	14,650,000(2)	11.60%
600 Kenrick, Suite 12-B
Houston, TX 77060

Milford and Ruth Mast	11,016,000(3)(4)	17.10%
466 N. Manor Rd.
Elverson, PA 19520

Timothy Vance, CEO, COO and Director	3,600,000(5)	2.80%
600 Kenrick, Suite B-12
Houston, Texas 77060

Larry Mosley, CFO and Director	2,087,500	1.90%
600 Kenrick, Suite B-12
Houston, Texas 77060
Director and Officer (3 person)	20,337,500(2)(5)(7)	16.30%

(1) Applicable percentage ownership is based on 83,213,100 shares of common stock outstanding as of December 31, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
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
(6) Includes 500,000 options to purchase shares of our common stock at an exercise price of $0.10 per share

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Public Accountants

On December 9, 2008, the Board of Directors of Data Call Technologies, Inc. (the “Company”), based on its Audit Committee’s recommendation, dismissed GLO CPAs LLLP (“GLO”) as the Company’s independent registered public accountants and approved the engagement of John A. Braden & Company, P.C. ("JABCO”) to serve as the Company’s independent registered public accountants for the fiscal year 2008. GLO CPAs, LLLP has issued its report on our financial statements for the year ended December 31, 2007.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by JABCO and GLO for the audit of the Registrant's annual financial statements for the years ended December 31, 2008 and 2007, and fees billed for other services rendered by JABCO and GLO during those periods.

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
Audit fees JABCO (1)	$4,782	$	---
Audit fees - GLO (1)	23,826		36,000
Audit-related fees (2)	---		---
Tax fees (3)	---		---
All other fees	---		---
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

SIGNATURE	TITLE	DATE
/s/ Tim Vance	Chief Executive Officer and Director	March 31, 2008
Tim Vance

/s/ Larry Mosley	Chief Financial Officer and Director	March 31, 2008
Larry Mosley