Form 10-Q
period 2009-03-31
Data Call Technologies
filed 2009-05-14
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

On March 31, 2009, the Registrant had 83,213,100 shares of common stock outstanding.

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

The Company was incorporated under the laws of the State of Nevada as Data Call Wireless on April 4, 2002. On March 1, 2006, we changed our name to Data Call Technologies, Inc.

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

During the last twelve months, the Company has implemented cost management measurements to reduce monthly expenditures. Our current rate of monthly expenditures is approximately $45,000. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months. We currently have no plans to increase the number of employees. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities. We do not currently have any plans to increase our monthly expenditures or number of employees. We estimate the Company will generate revenues in excess of $600,000 in 2009.

We plan to continue to grow our business and market our Direct Lynk System to potential customers over the course of the next twelve months by marketing our technology to digital signage manufacturers, trade magazines, trade shows and call centers. We will also continue on a limited basis our practice of providing potential customers free trials of the Direct Lynk System, for which we will receive no revenue, in an attempt to build both product awareness for the Direct Lynk System and to potentially lead to sales down the road, which in the opinion of our management has been successful both in building brand awareness for the Direct Lynk System and in bringing in new clients for subscriptions. We continually add subscribers for our technology throughout and intend to build and increase such subscribers moving forward.

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

Projected revenue for the second quarter ending June 30, 2009 is $110,000. The Company’s operations are expected to generate positive cash flow from operations in the second quarter of 2009. Effective July 1, 2008, executive salaries were reduced to $7,292 monthly, which represents a 32% reduction in monthly executive salaries.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Our revenues for the three months ended March 31, 2009 were $109,940, compared to $70,627 for the three-month period ended March 31, 2008 representing an increase of 56% from the prior period. The increase in revenues was mainly due to an increase subscriptions from current customers and new customer subscriptions.

Costs of sales for the three months ended March 31, 2009 were $20,708, compared to $13,917, for the three-month period ended March 31, 2008. Costs of sales do not increase in direct proportion to an increase in sales revenue because costs of sales are related to the amount bandwidth required to provide the subscription services.

Gross margins for the three months ended March 31, 2009 were 81%, compared to 80%, for the three-month period ended March 31, 2008.

Operating expenses for the three months ended March 31, 2009 were $155,424, compared to $284,706, for the three-month period ended March 31, 2008, representing a decrease of $129,282 or 45% decrease from the prior period. The significant decrease in operating expenses is due to a decrease in compensation costs.

Net losses for the three months ended March 31, 2009 were $66,192, compared to $227,996, for the three-month period ended March 31, 2009. The significant decrease in our net losses are due to the increase in sale revenues and a decrease in operating expenses as noted above.

Liquidity and Capital Resources

We had total current assets of $26,040, consisting of $8,034 of cash and $18,006 in accounts receivable. We had total current liabilities of $210,798 as of March 31, 2009, which represented $81,565 of accounts payable and $129,233 in accrued salaries and related liabilities.

We had total non-current liabilities of $204,400 as of March 31, 2009, consisting of redeemable common stock. Redeemable common stock consisted of shares of common stock sold to certain investors from 2003-2006, which investors may have ongoing rescission rights, even though those investors previously rejected our rescission offer to them to return their shares of our common stock for their original subscription cost plus statutory interest. While we are obligated to carry the $204,400 in redeemable common stock on our balance sheet as a liability, we believe that the likelihood of any of the shareholders who hold those shares exercising their remaining rescission rights, if any, is very small.

We had negative working capital of $184,758 and a deficit accumulated during the development stage of $8,451,701 as of March 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
   Dated: May 13, 2009

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: May 13, 2009

Unaudited Interim Financial Statements Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

Assets
	March 31, 2009	December 31, 2008
Current assets:
Cash	$8,034	$8,971
Accounts receivable	18,006	17,506
Total current assets	26,040	26,477

Property and equipment	118,304	118,304
Less accumulated depreciation and amortization	90,324	85,624
Net property and equipment	27,980	32,680

Other assets	5,255	5,255
Total assets	$59,275	$64,412

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	81,565	75,533
Accrued salaries and related liabilities	129,233	112,708
Total current liabilities	210,798	188,241
Redeemable common stock	204,400	204,400
Total liabilities	415,198	392,641

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares: None issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
83,213,100 shares issued and outstanding at March 31, 2009,
83,213,100 shares issued and outstanding at December 31, 2008	83,213	83,213
Additional paid-in capital	8,140,345	8,127,680
Deficit accumulated during the development stage	(8,451,701)	(8,385,509)
	(228,143)	(174,616)
Deferred stock compensation	(127,780)	(153,613)
Total stockholders' equity (deficit)	(355,923)	(328,229)
Total liabilities and stockholders' equity	$59,275	$64,412

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Statements of Operations
Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Revenues
Sales	$109,940	$70,627
Cost of sales	20,708	13,917
Gross margin	89,232	56,710

Operating expenses:
Employee compensation	87,782	150,049
Legal and accounting	43,211	36,215
Product development costs	500	2,578
Travel	1,912	9,284
Office and equipment rental	3,494	11,547
Office supplies and expenses	2,391	700
Telephone and utilities	5,250	5,626
Advertising	4,353	52,899
Other	1,831	9,457
Depreciation expense	4,700	6,351
Total operating expenses	155,424	284,706

Net loss before income taxes	(66,192)	(227,996)

Provision for income taxes	-	-
Net loss	$(66,192)	$(227,966)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic and Diluted	83,213,140	74,639,850

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
(A Development Stage Company)
Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(66,192)	$(227,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,700	6,351
Common stock issued for services	-	27,250
Amortization of deferred compensation	25,833	41,833
Stock options and warrants issued for services	12,665	12,665
(Increase) decrease in operating assets:
Accounts receivable	(500)	(21,488)
Other assets	-	-
Increase (decrease) in operating liabilities:
Accounts payable	6,032	(17,443)
Accrued salaries and related liabilities	16,525	29,121
Net cash used in operating activities	(937)	(149,707)

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	-	140,000
Net cash provided by financing activities	-	140,000

Net increase (decrease) in cash	(937)	(9,707)
Cash at beginning of period	8,971	30,413
Cash at end of period	$8,034	$20,706

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

(1) General

Data Call Technologies, Inc. (the "Company") was incorporated under the laws of the State of Nevada in 2002. The Company's mission is to integrate cutting-edge information delivery solutions that are currently deployed by the media, and put them within the control of retail and commercial enterprises. The Company's software and services put its clients in control of real-time advertising, news, and other content, including emergency alerts, within one building or 10,000, local or thousands of miles away. The Company was a development stage company from inception through 2008.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 83,213,100 shares were issued and outstanding at March 31, 2009, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of March 31, 2009.

In addition to the amount of common shares issued and outstanding as noted above, 2,044,000 shares were issued and are in the hands of shareholders at March 31, 2009; however, these shares are not included in the Company’s permanent equity at March 31, 2009. These shares are considered “Redeemable Common Stock” and are included in the financial statements as a long-term liability.

The following table summarizes information about options and warrants outstanding at March 31, 2009 and 2008:
	Shares	Weighted Average Exercise Price March 31, 2009	Shares		Weighted Average Exercise Price March 31, 2008
Outstanding at beginning of period	17,600,000	$.10	17,600,000		$.10
Granted	-	-	-		-
Exercised	-	-	-		-
Canceled	-	-	-		-
Outstanding at end of period	17,600,000	$.10	17,600,000		$.10

Weighted average fair value of options and warrants granted during the period	N/A	N/A	N/A	$	N/A
Exercisable at end of period	17,600,000	$.10	17,600,000.10

Stock-based compensation is composed of the following for the three-months ended March 31, 2009 and 2008:
	2009	2008
Stock-based compensation at fair value	$-	$77,250
Options and warrants	12,665	12,665
Amortization of deferred stock compensation	25,833	41,833
Cancellation of previously issued shares	-	(50,000)
Total stock-based compensation expense	$38,498	$81,748