Form 10-Q/A
period 2009-03-31
Data Call Technologies
filed 2009-05-15
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q/A
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

This Form 10-Q/A is being filed to correct certain typographical errors within the description on the Balance Sheets, Statements of Operations and Statements of Cash Flows by deleting the words "Development Stage Company". None of the changes have a material effect on the prior filing.

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
   Dated: May 15, 2009

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: May 15, 2009

Unaudited Interim Financial Statements Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

Assets
	March 31, 2009	December 31, 2008
Current assets:
Cash	$8,034	$8,971
Accounts receivable	18,006	17,506
Total current assets	26,040	26,477

Property and equipment	118,304	118,304
Less accumulated depreciation and amortization	90,324	85,624
Net property and equipment	27,980	32,680

Other assets	5,255	5,255
Total assets	$59,275	$64,412

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	81,565	75,533
Accrued salaries and related liabilities	129,233	112,708
Total current liabilities	210,798	188,241
Redeemable common stock	204,400	204,400
Total liabilities	415,198	392,641

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares: None issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
83,213,100 shares issued and outstanding at March 31, 2009,
83,213,100 shares issued and outstanding at December 31, 2008	83,213	83,213
Additional paid-in capital	8,140,345	8,127,680
Accumulated deficit	(8,451,701)	(8,385,509)
	(228,143)	(174,616)
Deferred stock compensation	(127,780)	(153,613)
Total stockholders' equity (deficit)	(355,923)	(328,229)
Total liabilities and stockholders' equity	$59,275	$64,412

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