Form 10-Q
period 2009-06-30
Data Call Technologies
filed 2009-08-14
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

On June 30, 2009, the Registrant had 83,213,100 shares of common stock outstanding.

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

Projected revenue for the third quarter ending September 30, 2009 is $130,000. The Company’s operations are expected to generate positive cash flow from operations in the third quarter of 2009.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Our revenues for the three months ended June 30, 2009 were $120,363, compared to $83,745 for the three-month period ended June 30, 2008 representing an increase of 44% from the same period in the prior year. The increase in revenues was mainly due to an increase subscriptions from current customers and new customer subscriptions.

Costs of sales for the three months ended June 30, 2009 were $19,347, compared to $9,952, for the three-month period ended June 30, 2008. Costs of sales do not increase in direct proportion to an increase in revenues because costs of sales are related to the bandwidth required to provide the subscription services.

Gross margins for the three months ended June 30, 2009 were 84%, compared to 88%, for the three-month period ended June 30, 2008.

Operating expenses for the three months ended June 30, 2009 were $139,781, compared to $179,253, for the three-month period ended June 30, 2008, representing a decrease of $39,472 or 22% decrease from the same period in the prior year. The decrease in operating expenses is mainly due to a decreased compensation costs, travel expenses and legal and accounting fees.

Net loss for the three months ended June 30, 2009 was $38,765, compared to $105,460, for the three-month period ended June 30, 2008. The significant decrease in our net loss is due to the increase in revenues and a decrease in operating expenses as noted above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June , 2008

Our revenues for the six months ended June 30, 2009 were $230,303, compared to $154,372 for the six-month period ended June 30, 2008, representing an increase of 49% from the same period in the prior year. The increase in revenues was mainly due to an increase subscriptions from current customers and new customer subscriptions.

Costs of sales for the six months ended June 30, 2009 were $40,055, compared to $23,869, for the six-month period ended June 30, 2008. Costs of sales do not increase in direct proportion to an increase in revenues because costs of sales are related to the bandwidth required to provide the subscription services.

Gross margins for the six months ended June 30, 2009 were 83%, compared to 84%, for the six-month period ended June 30, 2008.

Operating expenses for the six months ended June 30, 2009 were $295,205, compared to $463,959, for the six-month period ended June 30, 2008, representing a decrease of $168,754 or 36% from the same period in the prior year. The significant decrease in operating expenses is due to a decrease in compensation costs, travel expenses and advertising.

Net losses for the six months ended June 30, 2009 were $104,957, compared to $333,456, for the six-month period ended June 30, 2008. The significant decrease in our net loss is due to the increase in revenues and decrease in operating expenses as noted above.

Liquidity and Capital Resources

We had total current assets of $25,962, consisting of $5,030 of cash and $20,932 in accounts receivable. We had total current liabilities of $206,962 as of June 30, 2009, which represented $71,979 in accounts payable and $134,983 in accrued salaries and related liabilities.

We had non-current liabilities of $204,400 as of June 30, 2009, consisting of redeemable common stock. Redeemable common stock consisted of shares of common stock sold to certain investors from 2003-2006, which investors may have ongoing rescission rights, even though those investors previously rejected our rescission offer to them to return their shares of our common stock for their original subscription cost plus statutory interest. While we are obligated to carry the $204,400 in redeemable common stock on our balance sheet as a liability, we believe that the likelihood of any of the shareholders who hold those shares exercising their remaining rescission rights, if any, is very small.

On June 30, 2009, we had negative working capital of $181,000 and an accumulated defict of $8,490,466.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: August 14, 2009

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: August 14, 2009

Unaudited Interim Financial Statements Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

Assets		December 31, 2008
	June 30, 2009	(Audited)
Current assets:
Cash	$5,030	$8,971
Accounts receivable	20,932	17,506
Total current assets	25,962	26,477

Property and equipment	118,872	118,304
Less accumulated depreciation and amortization	94,917	85,624
Net property and equipment	23,955	32,680

Other assets	5,255	5,255
Total assets	$55,172	$64,412

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	71,979	75,533
Accrued salaries and related liabilities	134,983	112,708
Total current liabilities	206,962	188,241
Redeemable common stock	204,400	204,400
Total liabilities	411,362	392,641

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares: None issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
83,213,100 shares issued and outstanding at June 30, 2009,
83,213,100 shares issued and outstanding at December 31, 2008	83,213	83,213
Additional paid-in capital	8,153,010	8,127,680
Accumulated deficit	(8,490,466)	(8,385,509)
	(254,243)	(174,616)
Deferred stock compensation	(101,947)	(153,613)
Total stockholders' equity (deficit)	(356,190)	(328,229)
Total liabilities and stockholders' equity	$55,172	$64,412

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations
Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues
Sales	$120,363	$83,745	$230,303	$154,372
Cost of sales	19,347	9,952	40,055	23,869
Gross margin	101,016	73,793	190,248	130,503

Operating expenses:
Employee compensation	79,907	83,921	167,689	233,970
Legal and accounting	35,813	46,108	79,024	82,323
Product development costs	-	81	500	2,659
Travel	249	13,751	2,161	23,035
Office and equipment rental	5,020	8,651	8,514	20,198
Office supplies and expenses	3,916	5,270	6,307	5,970
Telephone	5,477	5,967	10,727	11,593
Advertising	3,836	4,622	8,189	57,521
Other	970	4,077	2,801	13,534
Depreciation expense	4,593	6,805	9,293	13,156
Total operating expenses	139,781	179,253	295,205	463,959

Net loss before income taxes	(38,765)	(105,460)	(104,957)	(333,456)

Provision for income taxes	-	-	-	-
Net loss	$(38,765)	$(105,460)	$(104,957)	$(333,456)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic and Diluted	83,213,100	76,243,100	83,213,100	75,429,350

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(104,957)	$(333,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,293	13,156
Common stock issued for services	-	27,250
Stock options and warrants issued for services	25,330	25,330
Amortization of deferred compensation	51,666	67,666
(Increase) decrease in operating assets:
Accounts receivable	(3,426)	(19,629)
Other assets	-	(1,289)
Increase (decrease) in operating liabilities:
Accounts payable	(3,554)	(11,418)
Accrued salaries and related liabilities	22,275	65,797
Net cash used in operating activities	(3,373)	(166,593)

Cash flows from investing activities
Purchase of property and equipment	(568)	-
Net cash used in investing activities	(568)	-

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	-	140,000
Net cash provided by financing activities	-	140,000

Net increase (decrease) in cash	(3,941)	(26,593)
Cash at beginning of period	8,971	30,413
Cash at end of period	$5,030	$3,820

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
June 30, 2009

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 83,213,100 shares were issued and outstanding at June 30, 2009, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of June 30, 2009.

In addition to the amount of common shares issued and outstanding as noted above, 2,044,000 shares were issued and are in the hands of shareholders at June 30, 2009; however, these shares are not included in the Company’s permanent equity at June 30, 2009. These shares are considered “Redeemable Common Stock” and are included in the financial statements as a long-term liability.

The following table summarizes information about options and warrants outstanding at June 30, 2009 and 2008:
	Shares	Weighted Average Exercise Price June 30, 2009	Shares		Weighted Average Exercise Price June 30, 2008
Outstanding at beginning of period	17,600,000	$.10	17,600,000		$.10
Granted	-	-	-		-
Exercised	-	-	-		-
Canceled	-	-	-		-
Outstanding at end of period	17,600,000	$.10	17,600,000		$.10

Weighted average fair value of options and warrants granted during the period	None	N/A	none	$	N/A
Exercisable at end of period	17,600,000	$.10	17,600,000.10

Stock-based compensation is composed of the following for the six-months ended June 30, 2009 and 2008:
	2009	2008
Stock-based compensation at fair value	$-	$77,250
Options and warrants	25,330	25,330
Amortization of deferred stock compensation	51,666	67,666
Cancellation of previously issued shares	-	(50,000)
Total stock-based compensation expense	$76,996	$120,246