Form 10-Q
period 2009-09-30
Data Call Technologies
filed 2009-11-16
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

On September 30, 2009, the Registrant had 83,838,100 shares of common stock outstanding.

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

Digital Signage Comes of Age

Digital signage is coming of age and DataCall Technologies has been there from the start. Four years ago, a company wanting to take the digital signage plunge was faced with a myriad of hardware and software companies, all offering their own “vision” of what digital signage should be. They were given the tools of digital signage, but were left pretty much left to their own devices as to what to build. Those companies that took the early plunge where then faced with the fact that no one had come before them to show the rights and wrongs, the dos and don’ts of content development. But, even at this early stage of the game, DataCall recognized that these pioneers of digital signage lacked a key component that would become an integral part of any successful implementation-active content.

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

DataCall Opportunities

The opportunities for DataCall in the digital signage industry are countless. Many companies nowadays would outsource all or part of their content creation. DataCall stands ready as their outsourced provider of active content data. Whether it’s general entertainment information (news, sports, stocks, etc.) or location-targeted active content (weather, traffic, etc), research is validating the long-held assumption that it is active content that draws viewers to digital signage and keeps them engaged throughout the presentation.

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

Already, DataCall is actively developing the next generation in digital signage content. Delivering active content video is an opportunity that is in the immediate future, as well as implementation of interactive digital signage. Whether it is the use of radio frequency identification (RFID) to delivery active content directly to customers via their cell phone or engaging the customer to create their own digital signage experience via text messaging, DataCall will be at the forefront of the evolution of digital signage just as DataCall was at the forefront of the revolution of digital signage. DataCall is poised to ride this explosive growth in digital signage not just as a service provider, but as a partner providing a key component to the most successful implementations of digital signage,

Partners, Not Customers

DataCall’s approach to customer relations is to not accumulate customers, but to build partnerships. Each DataCall partner is as unique as the digital signage market they service, and each has their own requirements for active content. In developing active content for digital signage, DataCall identified three factors that had to be addressed - reliability, objectivity and ease of implementation. To address the reliability requirement, DataCall opted to license information from the leaders news, weather, sports and financial data rather than “scrapping” information from the Internet (which can be illegal) or pulling RSS feeds (which may come and go at the provider’s whim). Licensing data from these providers also satisfied the second requirement, objectivity. The Internet is as littered of slanted opinions and hidden agendas as there are users of the Internet, So arbitrarily allowing these “news” sources to go unchecked into DataCall’s active content was completely unacceptable. Finally, the third requirement, ease of implementation, was address by both DataCall’s licensing of data and the method by which it was disseminated to their partners.

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

Projected revenue for the fourth quarter ending December 31, 2009 is $110,000. The Company’s operations are expected to generate positive cash flow from operations in the fourth quarter of 2009.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Our revenues for the three months ended September 30, 2009 were $104,349, compared to $90,572 for the three-month period ended September 30, 2008, representing an increase of 15% from the same period in the prior year. The increase in revenues was mainly due to an increase in subscriptions from current customers and new customer subscriptions.

Costs of sales for the three months ended September 30, 2009 were $24,444, compared to $23,596 for the three-month period ended September 30, 2008. Costs of sales do not increase in direct proportion to an increase in revenues because costs of sales are related to the bandwidth required to provide the subscription services.

Gross margins for the three months ended September 30, 2009 were 77%, compared to 74%, for the three-month period ended September 30, 2008.

Operating expenses for the three months ended September 30, 2009 were $124,402, compared to $271,603 for the three-month period ended September 30, 2008, representing a decrease of $147,201 or 54% decrease from the same period in the prior year. The decrease in operating expenses is mainly due to a decreased compensation costs, travel expenses and legal and accounting fees.

Net loss for the three months ended September 30, 2009 was $44,497, compared to $204,627 for the three-month period ended September 30, 2008. The significant decrease in our net loss is due to the increase in revenues and a decrease in operating expenses as noted above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Our revenues for the nine months ended September 30, 2009 were $334,652, compared to $244,944 for the nine-month period ended September 30, 2008 representing an increase of 37% from the same period in the prior year. The increase in revenues was mainly due to an increase in subscriptions from current customers and new customer subscriptions.

Costs of sales for the nine months ended September 30, 2009 were $64,499, compared to $47,465 for the nine-month period ended September 30, 2008. Costs of sales do not increase in direct proportion to an increase in revenues because costs of sales are related to the bandwidth required to provide the subscription services.

Gross margins for the nine months ended September 30, 2009 were 81%, compared to 80%, for the nine-month period ended September 30, 2008.

Operating expenses for the nine months ended September 30, 2009 were $419,607, compared to $735,562 for the nine-month period ended September 30, 2008 representing a decrease of $315,955 or 43% from the same period in the prior year. The significant decrease in operating expenses is due to a decrease in compensation costs, legal and accounting expenses and advertising expenses.

Net losses for the nine months ended September 30, 2009 were $149,454, compared to $538,083 for the nine-month period ended September 30, 2008. The significant decrease in our net loss is due to the increase in revenues and decrease in operating expenses as noted above.

Liquidity and Capital Resources

We had total current assets of $68,746 as of September 30, 2009 consisting of $9,093 of cash, $29,653 in accounts receivable and $30,000 in prepaid expenses. We had total current liabilities of $223,746 as of September 30, 2009, which represented $37,938 in accounts payable, $135,808 in accrued salaries and related liabilities and a $50,000 short-term note.

We had non-current liabilities of $204,400 as of September 30, 2009, consisting of redeemable common stock. Redeemable common stock consisted of shares of common stock sold to certain investors from 2003-2006, which investors may have ongoing rescission rights, even though those investors previously rejected our rescission offer to them to return their shares of our common stock for their original subscription cost plus statutory interest. While we are obligated to carry the $204,400 in redeemable common stock on our balance sheet as a liability, we believe that the likelihood of any of the shareholders who hold those shares exercising their remaining rescission rights, if any, is very small.

On September 30, 2009, we had negative working capital of $155,000 and an accumulated defict of $8,534,963.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: November 16, 2009

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: November 16, 2009

Unaudited Interim Financial Statements Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

Assets		December 31, 2008
	September 30, 2009	(Audited)
Current assets:
Cash	$9,093	$8,971
Accounts receivable	29,653	17,506
Prepaid expenses	30,000	-
Total current assets	68,746	26,477

Property and equipment	118,872	118,304
Less accumulated depreciation and amortization	99,416	85,624
Net property and equipment	19,456	32,680

Other assets	5,255	5,255
Total assets	$93,457	$64,412

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	37,938	75,533
Accrued salaries and related liabilities	135,808	112,708
Short-term note payable to shareholder	50,000	-
Total current liabilities	223,746	188,241
Redeemable common stock	204,400	204,400
Total liabilities	428,146	392,641

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares: None issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
83,838,100 shares issued and outstanding at September 30, 2009,
83,213,100 shares issued and outstanding at December 31, 2008	83,838	83,213
Additional paid-in capital	8,192,550	8,127,680
Accumulated deficit	(8,534,963)	(8,385,509)
	(258,575)	(174,616)
Deferred stock compensation	(76,114)	(153,613)
Total stockholders' equity (deficit)	(334,689)	(328,229)
Total liabilities and stockholders' equity	$93,457	$64,412

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations
Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues
Sales	$104,349	$90,572	$334,652	$244,944
Cost of sales	24,444	23,596	64,499	47,465
Gross margin	79,905	66,976	270,153	197,479

Operating expenses:
Employee compensation	77,132	123,585	244,821	357,555
Legal and accounting	27,821	96,658	106,845	178,981
Product development costs	375	19,014	875	21,673
Travel	2,034	1,089	4,195	14,513
Office and equipment rental	2,648	11,967	11,162	32,165
Office supplies and expenses	1,875	869	8,182	6,839
Telephone	4,259	3,598	14,986	15,191
Advertising	2,677	10,321	10,866	77,453
Other	1,082	294	3,883	13,828
Depreciation expense	4,499	4,208	13,792	17,364
Total operating expenses	124,402	271,603	419,607	735,562

Net loss before income taxes	(44,497)	(204,627)	(149,454)	(538,083)

Provision for income taxes	-	-	-	-
Net loss	$(44,497)	$(204,627)	$(149,454)	$(538,083)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares:
Basic and Diluted	83,300,600	79,959,050	83,241,850	76,931,350

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(149,454)	$(538,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,792	17,364
Common stock issued for services	2,500	96,125
Stock options and warrants issued for services	37,995	37,995
Amortization of deferred compensation	77,499	93,499
(Increase) decrease in operating assets:
Accounts receivable	(12,147)	(7,967)
Prepaid expenses	(30,000)	-
Increase (decrease) in operating liabilities:
Accounts payable	(37,595)	(7,954)
Accrued salaries and related liabilities	23,100	118,008
Net cash used in operating activities	(74,310)	(191,013)

Cash flows from investing activities
Purchase of property and equipment	(568)	-
Net cash used in investing activities	(568)	-

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	25,000	165,000
Proceeds from short-term borrowing from shareholder	50,000	-
Net cash provided by financing activities	75,000	165,000

Net increase (decrease) in cash	122	(26,013)
Cash at beginning of period	8,971	30,413
Cash at end of period	$9,093	$4,400

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
September 30, 2009

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 83,838,100 shares were issued and outstanding at September 30, 2009, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of September 30, 2009.

In addition to the amount of common shares issued and outstanding as noted above, 2,044,000 shares were issued and are in the hands of shareholders at September 30, 2009; however, these shares are not included in the Company’s permanent equity at September 30, 2009. These shares are considered “Redeemable Common Stock” and are included in the financial statements as a long-term liability.

The following table summarizes information about options and warrants outstanding at September 30, 2009 and 2008:
	Shares	Weighted Average Exercise Price September 30, 2009	Shares		Weighted Average Exercise Price September 30, 2008
Outstanding at beginning of period	17,600,000	$.10	17,600,000		$.10
Granted	-	-	-		-
Exercised	-	-	-		-
Canceled	-	-	-		-
Outstanding at end of period	17,600,000	$.10	17,600,000		$.10

Weighted average fair value of options and warrants granted during the period	None	N/A	none	$	N/A
Exercisable at end of period	17,600,000	$.10	17,600,000.10

Stock-based compensation is composed of the following for the nine-months ended September 30, 2009 and 2008:
	2009	2008
Stock-based compensation at fair value	$2,500	$146,125
Options and warrants	37,995	37,995
Amortization of deferred stock compensation	77,499	93,499
Cancellation of previously issued shares	-	(50,000)
Total stock-based compensation expense	$117,994	$227,619