Form 10-K
period 2009-12-31
Data Call Technologies
filed 2010-03-31
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2009, the aggregate market value of the 65,544,600 shares of common stock held by non-affiliates of the registrant was approximately $1,310,892 based on the asked price of the Registrants common stock on December 31, 2009. On December 31, 2009, the Registrant had 85,882,100 shares of common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Data Call Technologies, Inc. ("Data Call," or the “Company”) was incorporated under the laws of the State of Nevada as Data Call Wireless on April 4, 2002. On March 1, 2006, we changed our name to Data Call Technologies, Inc.

Our mission is to integrate cutting-edge information/content delivery solutions currently deployed by the media and make this content rapidly available to and within the control of our retail and commercial clients.  The Company's software and services put its clients in control of real-time, news, and other content, including emergency alerts, displayed within one building as well as to thousands of local, regional and national clients, through Digital Signage and Kiosk networks.

Our business plan is to focus on growing our client base by continued offering of real-time information/content, seeking to continually improve the delivery, security and variety of information/content to the Digital Signage and Kiosk community, while developing a similar offering for smart phones through the app community.

OVERVIEW

What Is Digital Signage?

Plasma and LCD displays are rapidly replacing printed marketing materials such as signs and placards, as well as the old fashioned whiteboard, for product and corporate branding, marketing and assisted selling. The appeal of instantly updating product videos and promotional messages on one or a thousand remotely located displays is driving the adoption of this exciting marketing tool. Digital signage presentations are typically comprised of repeating loops of information used to brand, market or sell the owner’s products and services. But once seen, this information becomes repetitive and the viewer tunes it out, resulting in low retention of the client’s message. As digital signage comes of age, the “dynamic” characteristic of the presentation has taken center stage Dynamic being fresh, relevant, updated content.

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

In the years since those early days of digital signage, the market has taken care of weeding out the weaker providers of hardware and software. Companies now have a clearer understanding of what digital signage is, what is needed for a successful implementation and the best use of content space given their more-defined and attainable goals. In the past three years, as the cost of platforms, supporting infrastructure and displays has fallen dramatically; digital signage has become more accessible to a wider range of companies while the growing Kiosk market has cross-pollenated with Digital Signage. And those combined companies are realizing that the initial, one-time cost of getting into the game is far outweighed by the cost of staying in the game, in the form of ongoing content development. As the cost of deployment decreased, companies began focusing on attention-grabbing content. Whether the goal of the presentation was product branding, marketing or assisted selling, content became king. Active content is on everyone’s “needs” list because it is proven to draw customers to the core message and keep customers engaged throughout the presentation, And DataCall stands ready to serve this exploding market.

The Need for Speed--Active Content

Active content is that part of a digital signage presentation that is constantly updated with timely and relevant information. For instance, a typical presentation may contain ten 15-second loops that provide the primary message of the presentation, but the active dynamic content, such as that provided by DataCall, is updated with new information throughout the day. Those seeking to add active and dynamic content to their digital signage presentations are advised to employ DataCall’s integrated content rather than shoehorning broadcast content into their digital signage presentation.

However, by integrating DataCall’s active content alongside their presentations, companies can provide the entertainment content so necessary in dwell-time retention without disrupting the core message of the presentation. Information categories provided by DataCall include news, weather, sports, financial data and the latest traffic alerts, amongst others. With such a broad range of offerings, companies have access to the active and dynamic content they need, regardless of the market they are addressing.

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

Over the past five years, DataCall has worked with the industry leaders in digital signage to develop the data formats and communication methods to allow DataCall’s active content to be easily integrated into their hardware and software products.

The Stage is Set

The stage is set and the players are on their marks. The experience and lessons learned by both providers and implementers of digital signage and Kiosk networks are converging at that point where explosive growth in the industry can be realistically anticipated. DataCall is excited to be in the position they are, poised to leverage their expertise and relationships in the digital signage industry to bring its offerings to the next level.

Already, DataCall is actively developing the next generation in digital signage content. Delivering active content video is an opportunity that is in the immediate future, as well as implementation of interactive digital signage. Whether it is the use of radio frequency identification (RFID) to delivery active content directly to customers via their cell phone or engaging the customer to create their own digital signage experience via text messaging, DataCall will be at the forefront of the evolution of digital signage just as DataCall was at the forefront of the revolution of digital signage. DataCall is poised to ride this explosive growth in digital signage not just as a service provider, but as a partner providing a key component to the most successful implementations of digital signage.

Partners, Not Customers

DataCall’s approach to customer relations is to not accumulate customers, but to build partnerships. Each DataCall partner is as unique as the digital signage market they service, and each has their own requirements for active content. In developing active content for digital signage, DataCall identified three factors that had to be addressed - reliability, objectivity and ease of implementation. To address the reliability requirement, DataCall opted to license information from the leaders that create news, weather, sports and financial data rather than “scrapping” information from the Internet (which can be illegal) or pulling RSS feeds (which may come and go at the provider’s whim). Licensing data from these providers also satisfied the second requirement, objectivity. The Internet is as littered of slanted opinions and hidden agendas as there are users of the Internet, So arbitrarily allowing these “news” sources to go unchecked into DataCall’s active content was completely unacceptable. Finally, the third requirement, ease of implementation, was address by both DataCall’s licensing of data and the method by which it was disseminated to their partners.

DataCall understood that digital signage and Kiosk implementers had larger issues to tackle than the multitude of licenses that would need to be managed and the varying formats of the source data to be dealt with if active content was obtained from multiple vendors. DataCall offers a “one stop shop” for all of their active content requirements covered by a single license. Ease of implementation also would require that the multiple formats of all DataCall’s data providers be distilled into a single format. Because active content may be displayed in a multitude of ways (banners, tickers, scrolls or artistically integrated with the overall presentation), DataCall produced a set of common data layouts in the industry-standard XML (extensible markup language) format. Many partners find these formats to be easily integrated into their products, but in several cases, DataCall has produced customized data formats to the exact requirements of their partners. This customization ensures the highest level of reliable and ease of integration possible.

Market demand, opportunity and technology converge at a single point in time, and DataCall is there. Digital signage platforms are evolving to meet mass market requirements, costs for hardware and software are falling to the point of becoming commodities and the markets for digital signage are clarifying through historical trial and error.

Business Operations

We currently offer our Direct Lynk Messenger service to customers through the Internet. The Direct Lynk Messenger Service is a Digital Signage product and real-time information service which provides a wide range of up-to-date information for display. The Direct Lynk Messenger service is able to work concurrently with customers' existing digital signage systems.

Digital Signage is still a relatively new and exciting method advertisers can use to promote, inform, educate, and entertain clients and customers about their businesses and products. Through Digital Signage, companies and businesses can use a single television or a series of networked flat LCD or Plasma screens to market their services and products on site to their clients and customers in real time. Additionally, because Digital Signage advertising takes place in real time, businesses can change their marketing efforts at a moments notice. We believe this real time advertising better allows companies to tailor their advertising to individual customers, and thereby advertise and sell inventory which appeals to those individual customers, thereby increasing sales and revenues. Benefits to Digital Signage compared to regular print or video advertising include, being able to immediately change a digitally displayed image or advertisement depending on the business’s current clients and customers, and not getting locked into print advertising days or months in advance, which may become stale or obsolete prior to the advertising date of such print advertising.

Data Call specializes in allowing its clients to create their own Digital Signage dynamic content feeds delivered,via the Internet, to digital display devices (plasma, LCD, Jumbotron, Kiosks etc.) at their establishments. The only requirements our clients must have are 1) a supported third party digital signage or Kiosk solution, or similar device, which receives the data from our servers via the Internet, and displays the content on digital displays and 2) an Internet connection. The Direct Lynk System is supported by various third party systems, varying in cost from $350 to $5,000, such as those marketed by 3M Digital Signage, BroadSign, ChyTV, Hughes, Key West Technologies, Coolsign, Scala, and Cisco amongst others.

The Direct Lynk System allows customers to select from the pre-determined data and information services described below,. The client may which individual locations and which displays they would like to receive our feeds based on how their digital signage network is configured.

The current types of data and information, for which a client is able to subscribe to through the Direct Lynk System include:

-	Headline News top world and national news headlines;
-	Business News top business headlines;
-	Financial Highlights world-based financial indicators;
-	Entertainment News top entertainment headlines;
-	Health/Science News top science/health headlines;
-	Quirky News Bits latest off-beat news headlines;
-	Sports Headlines top sports headlines;
-	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;
-	National Football League latest game schedule, and in-game updates;
-	National Basketball Association - latest game schedule, and in-game updates;
-	Major League Baseball - latest game schedule, and in-game updates;
-	National Hockey League - latest game schedule, and in-game updates;
-	NCAA Football - latest game schedule, and in-game updates;
-	NCAA Men's Basketball - latest game schedule, and in-game updates;
-	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament;
-	NASCAR top 10 race positions updated every 20 laps throughout the race;
-	Major league soccer;
-	Traffic Mapping;
-	Animated Doppler Radar and Forest Maps;
-	Listings of the day's horoscopes;
-	Listings of the birthdays of famous persons born on each day;
-	Amber alerts;
-	Listings of historical events which occurred on each day in history; and
-	Localized Traffic and Weather Forecasts.

In addition to the above information categories and the client-generated messages, we may, at our discretion, include a Public Service Announcement, third-party advertisement (for additional revenue streams) and/or a Data Call tag line to our streaming text advertising in the future.

Material Contracts

On September 6, 2006, we entered into a two-year services agreement with 3M Digital Signature, pursuant to which we agreed to supply 3M the use of our Direct Lynk Messenger technology. Pursuant to the agreement, all materials made available to us by 3M in connection with the services we will provide will remain the property of 3M. This contract has since been renewed.

In September 2007, we entered into a three-year auto renew agreement with a platform developer, Leightronix, a company which manufactures head end hardware and software for use on PEG channels, which allows us to transfer our Direct Lynk System feeds to head ends equipped with the Leightronix product through Leightronix servers.

In March 2008 we entered into an annual agreement with various annual purchase orders through out 2009 to provide our Direct Lynk System feeds to York Telecom’s network of digital signage through out digital signage deployements within the Social Security Administrtion offices across the U.S.

Dependence On One Or A Few Customers

At December 31, 2009 we had 533 customers who pay to subscribe to our Direct Lynk System, which represents an increase of 443 customers at the end of 2008. We also have several companies which are testing the Direct Lynk System, and expect that several of them may become future customers. We are dependent upon three major customers, which include: Leightronix, Inc., Zero in Media, LLC and York Telecom. During 2009, our three largest customers accounted for 60% of our revenues.

Employees

At December 31, 2009, we had 5 full time employees. Depending upon our level of our growth, we expect that we will be required to hire additional personnel in the areas of sales and marketing, software design, research and development, etc.

Estimate Of The Amount Spent On Research And Development Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development of our Direct Lynk Messenger System, including software and hardware development and testing. The amount spent on this research and development since inception through December 31, 2009 is approximately $2,000,000.

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS.

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

We require additional financing to continue our business plan

Additional financing is expected to be required in 2010, but there can be no assurance that such financing will be available at terms and conditions acceptable to the Company.  Further, there can be no assurance that unforeseen events, such as the length of time necessary to generate increasing market acceptance of our Direct Lynk System, or any unexpected material increased development costs, or the general economy in the markets where we offer our Direct Lynk System, may result in an inability to secure necessary additional financing at satisfactory terms and conditions, if at all. Since inception, we have been dependent upon financing raised through the sale of restricted shares of our common stock to support our operations. We expect that we will be required to raise additional funding through the issuance of restricted shares of our common stock, but there can be no assurance that we will be able to raise sufficient capital in a timely manner to continue our business plan at anticipated levels of growth.

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

We face minimal competition

We face minimal competition in our efforts to market our Direct Lynk System. Many of our competitors are as well-established as Data Call and may possess far greater financial, technical, human and other resources than does the Company. We must compete against many companies in fragmented, highly competitive markets. Our Direct Lynk System competes principally on the basis of the following factors: product quality and ability to custom design content to a customer’s specifications; and price. Competitive pressures, and other factors could cause us additional difficulties in acquiring a sufficient number of customers and generating a level of subscription sales to grow and become profitable, of which there can be no assurance.

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

We are highly dependent upon our ability to successfully market Direct Lynk System to subscribers

We are dependent on the abilities of our sales and marketing department, which currently consists of 4 persons, to continue to generate subscriptions for our Direct Lynk System and to broaden our customer base. While the number of paying subscribers for our Direct Lynk System increased to 533 at December 31, 2009 compared to 90 at year-end 2008, there can be no assurance that our sales and marketing department will be able to continue to achieve market acceptance for our Direct Lynk System and increase our customer base to a level that will permit profitable operations. If our sales and marketing department is unable to continue to generate new customers and attract trial customers to test our Direct Lynk System and experience what we believe are our advantages and learn of their potential uses, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

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

Our auditors have expressed a concern about our ability to continue as a going concern

Our auditors, in our audited financial statements expressed a concern about our ability to continue as a going concern. We had negative working capital of $129,663 and an accumulated deficit of $8,551,560 as of December 31, 2009, and have generated limited revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Shares eligible for future sale

As of December 31, 2009, the Registrant had 85,882,100 shares of common stock issued and outstanding of which 34,755,350 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2009, we have 85,882,100 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval, to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

Effective October 1, 2009, we entered into a one-year lease for our principal offices consisting of approximately 2,240 square feet located at 600 Kenrick, Suite B-12, Houston, Texas 77060, with  The Khoshbin L.P., an unaffiliated third-party. The lease provides for a monthly rental of $1,164.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.026	$0.005	$0.03	$0.10	$-	$-
Second Quarter ended June 30	$0.023	$0.006	$0.03	$0.11	$0.35	$0.09
Third Quarter ended September 30	$0.035	$0.01	$0.02	$0.05	$0.20	$0.07
Fourth Quarter ended December 31	$0.025	$0.01	$0.01	$0.02	$0.20	$0.04

As of December 31, 2009, our shares of common stock were held by approximately 192 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2009.

Recent Sales Of Unregistered Securities

Date	Title	Shares Issued/to be Issued	Persons	Cash or Non Cash Consideration
01/07 - 12/07	Common	6,550,000	Private Placement	Private sale at $0.10 per share
06/15/07	Common	500,000	Ed Kessing	For Services as Employee provided valued at $50,000
08/07/07	Common	800,000	WallStreet Direct, Inc.	For Services provided valued at $0.12
10/12/07	Common	1,000,000	Tim Vance	For Services as Employee provided valued at $110,000
05/09/07	Common	250,000	Audistock, Inc.	For Services provided valued at $37,500
10/12/07	Common	750,000	Dale Pinkert	For Services as Employee provided valued at $82,500
02/07/07	Common	1,000,000	Everett Poe	For Services as Employee provided valued at $100,000
01/02/07	Common	500,000	Milford Mast	Conversion of $50,000 of debt into equity
10/12/07	Common	750,000	Gary Kummer	For Services as Employee provided valued at $82,500
10/12/07	Common	150,000	James Vance	For Services as Employee provided valued at $16,500
08/02/07	Common	300,000	Pentony Enterprises, LLC	For Services provided valued at $39,000
10/12/07	Common	50,000	Sharon Armstrong	For Services as Employee provided valued at $5,500
10/12/07	Common	100,000	Todd Bailey	For Services as Employee provided valued at $11,000
01/17/07	Option	750,000	James Tevis	For Services as Employee, exercisable at $0.10
01/17/07	Option	1,250,000	Tim Vance	For Services as Employee, exercisable at $0.10
01/17/07	Option	400,000	Jim Vance	For Services as Employee, exercisable at $0.10
01/17/07	Option	500,000	Larry Mosley	For Services as Employee, exercisable at $0.10
01/17/07	Option	2,000,000	Jim Ammons	For Services as Employee, exercisable at $0.10
01/29/07	Warrant	900,000	Miracle Tech, LLC	For Services provided, exercisable at $0.10
02/01/07	Warrant	1,500,000	Everett Poe	For Services as employee, exercisable at $0.10
01/25/08	Common	400,000	JMW Investments, LLC	For Services provided valued at $20,000
02/18/08	Common	800,000	International Monetary	For Services provided valued at $72,000
02/18/08	Common	1,000,000	John E. Nelson	Private sale at $0.05 per share
02/21/08	Common	200,000	The Taurus Beneficial Fund	Private sale at $0.05 per share
02/22/08	Common	1,000,000	Ammon Wengerd	Private sale at $0.05 per share
02/22/08	Common	200,000	Don Armstrong	Private sale at $0.05 per share
09/17/09	Common	500,000	John W. Nelson	Private sale at $0.05 per share
09/22/09	Common	125,000	John W. Nelson	For services provided valued at at $0.02 per share

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. This offering was done with no general solicitation or advertising by the Registrant. The investors in the 2007, 2008 and 2009 private placements were business acquaintances of management and and the private sale transactions were negotiated between the investors and management individually. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information. Based on an analysis of the above factors, the Registrant has met the requirements to qualify this offering and sale for exemption under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

Operating Results Data:	2009	2008
Revenues	$474,620	$353,461
Net loss	(166,051)	(626,214)
Net loss per basic common shareholder	(0.00)	(0.01)
Basic weighted average common shares	83,393,100	78,371,100

Financial Position Data:
Total assets	105,409	64,412
Total liabilities	213,797	392,641
Stockholders' equity (deficit)	(108,388)	(328,229)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

We believe that we can continue our business operations for approximately the next three (3) months, assuming expenses do not increase significantly. The Company has implemented cost management measurements to reduce monthly expenditures. Our current rate of monthly expenditures is approximately $32,000. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months. We currently have no plans to increase the number of employees. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities. We do not currently have any plans to increase our monthly expenditures or number of employees. We estimate the Company will generate revenues in excess of $600,000 in 2010.

We plan to continue to grow our business and market our Direct Lynk System to potential customers over the course of the next twelve months by marketing our technology to digital signage manufacturers, trade magazines, trade shows and call centers. We will also continue on a limited basis our practice of providing potential customers free trials of the Direct Lynk System, for which we will receive no revenue, in an attempt to build both product awareness for the Direct Lynk System and to potentially lead to sales down the road, which in the opinion of our management has been successful both in building brand awareness for the Direct Lynk System and in bringing in new clients for subscriptions. We added subscribers for our technology throughout 2009 and hope to build and increase such subscribers moving forward. However, as of the date of this filing, we have generated only limited revenues through paying subscriptions for the Direct Lynk System, and we can provide no assurances that we will generate any meaningful revenues in the future, that we will be successful in marketing our Direct Lynk System to potential customers. If we are unable to generate sufficient revenues to support our operating expenses moving forward, we may be forced to scale back our marketing efforts (please see "Risk Factors" above for more detailed descriptions of these and other risks to which we are subject).

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

THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

We had $474,620 of sales revenue for the year ended December 31, 2009, compared to sales revenue of $353,461 for the year ended December 31, 2008, an increase in sales revenue of $121,159 or 34.28% from the prior period. We generate revenues through subscription fees received in connection with our Direct Lynk System.

We had total costs of sales for the year ended December 31, 2009 of $86,714 compared to total costs of sales of $77,861 for the year ended December 31, 2008, which resulted in a gross margin of $387,906 for the year ended December 31, 2009, compared to a gross margin of $275,600 for the year ended December 31, 2008, an increase in gross margin of $112,306 from the prior year, which increase was due to increased sales of our subscription based product.

Cost of sales as a percentage of sales was 18% for the year ended December 31, 2009, compared to 22% for the year ended December 31, 2008. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease further as we expect to take advantage of economies of scale and because the net cost to us of adding additional subscribers and fees is minimal.

We had total operating expenses of $553,957 for the year ended December 31, 2009, compared to total expenses of $901,814 for the year ended December 31, 2008, a decrease in expenses of $347,857 or 38% from the prior period. The decrease in expenses was mainly due to decreased compensation costs, decrease professional fees and decrease advertising and marketing expenses.

We had a net loss of $166,051 for the year ended December 31, 2009, compared to a net loss of $626,214 for the year ended December 31, 2008, a significant improvement to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $84,134 as of December 31, 2009, which consisted of $37,531 in cash, $16,603 in accounts receivable and $30,000 in prepaid expenses, compared to total current assets of $26,477 consisting mainly of cash and accounts receivable as of December 31, 2009, an increase of $57,657 in current assets from December 31, 2008.

We had total assets of $105,409, as of December 31, 2009, which consisted of current assets of $84,134, total property and equipment (net of accumulated depreciation) of $16,020, which included high end flat screen televisions, computers and software equipment responsible for running our Direct Lynk System which is stored in our Houston office; and other assets of $5,255, which included our deposit on our Houston office space.

We had total liabilities of $213,797 as of December 31, 2009, consisting of current liabilities of $213,797.  Current liabilities consisted of accounts payable of $29,086 and 134,711 in accrued salaries. During the fourth quarter of 2009, we charged  liabilities related to redeemable common stock of valued at $204,400 to equity. The redeemable common stock consisted of shares of common stock sold to certain investors during the period from 2003 to 2006. Those investors previously rejected our rescission offer to them to return their shares of our common stock for their original subscription cost plus statutory interest.

We had a negative working capital of $129,663 and an accumulated deficit of $8,551,560 as of December 31, 2009.

We used $45,872 of cash in our operating activities for the year ended December 31, 2009, which was mainly due to a net loss of $166,051, offset by non-cash compensation of $2,500, which shares were issued to our consultants and employees in connection with services rendered, $50,660 in compensation for stock options and warrants, $103,332 in amortization of deferred stock-based compensation, accrued salaries of $22,003 and depreciation and amortization costs of $17,228. We received prepaid expenses of $30,000 and decreased our accounts payable by $46,447, which had a negative impact on our cash flow from operations.

We had only limited investing activities in the amount of $568 in 2009. We received $75,000 from financing activities for the year ended December 31, 2009, representing proceeds from the sale of 500,000 shares of our common stock pursuant to a private placement offering and $50,000 in proceeds from a short-term note from a shareholder.

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

ITEM 7A. QUANTITATIVEAND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DATA CALL TECHNOLOGIES, INC.

Financial Statements:

John A. Braden & Company, P.C.

12941 Interstate 45 N., Ste. 422
Houston, Texas 77060

P: 281-873-5005
F: 281-873-5383

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Data Call Technologies:

We have audited the accompanying balance sheet of Data Call Technologies, Inc. (a development state company – the Company) as of December 31, 2009 and 2008, and related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Call Technologies, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

John A. Braden & Company. P.C .

Houston, Texas
March 30, 2010

DATA CALL TECHNOLOGIES, INC.
Balance Sheets
December 31, 2009 and 2008

Assets
	2009	2008
Current assets:
Cash	$37,531	$8,971
Accounts receivable, less allowance for doubtful accounts of $510 at December 31, 2008	16,603	17,506
Prepaid expenses	30,000	-
Total current assets	84,134	26,477

Property and equipment	118,872	118,304
Less accumulated depreciation and amortization	102,852	85,624
Net property and equipment	16,020	32,680

Other assets	5,255	5,255
Total assets	$105,409	$64,412

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	29,086	75,533
Accrued salaries	134,711	112,708
Short-term note payable to shareholder	50,000	-
Total current liabilities	213,797	188,241
Redeemable common stock	-	204,400
Total liabilities	213,797	392,641

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
85,882,100 shares issued and outstanding at December 31, 2009,
83,213,100 shares issued and outstanding at December 31, 2008	85,882	83,213
Additional paid-in capital	8,407,571	8,127,680
Accumulated deficit	(8,551,560)	(8,385,509)
	(58,107)	(174,616)
Deferred stock compensation	(50,281)	(153,613)
Total stockholders' equity (deficit)	(108,388)	(328,229)
Total liabilities and stockholders' equity	$105,409	$64,412

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations
Years ended December 31, 2009 and 2008

	2009	2008

Revenues
Sales	$474,620	$353,461
Cost of sales	86,714	77,861
Gross margin	387,906	275,600

Operating expenses:
Employee compensation	327,871	395,337
Legal and accounting	140,226	223,105
Product development costs	1,091	2,772
Travel	5,621	14,865
Office and equipment rental	14,974	36,478
Office supplies and expenses	10,940	10,344
Telephones and utilities	20,334	25,964
Advertising and marketing	11,071	122,192
Other	4,601	48,333
Depreciation and amortization expense	17,228	22,424
Total operating expenses	553,957	901,814

Net loss before income taxes	(166,051)	(626,214)

Provision for income taxes	-	-
Net loss	$(166,051)	$(626,214)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.01)

Weighted average common shares:
Basic and Diluted	83,393,100	78,371,100

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Stockholders' Equity
Years ended December 31, 2009 and 2008

	Common Stock		Additional	Accumulated	Unearned	Stockholders' equity
	shares	amount	paid in capital	deficit	compensation	(deficit)

Balance, December 31, 2007	73,068,100	$73,068	$7,744,565	$(7,759,295)	$(272,945)	$(214,607)
Issuance of common shares under
private placement	3,800,000	3,800	161,200	-	-	165,000
Stock-based compensation expense	3,687,500	3,687	99,188	-	-	102,875
Amortization of deferred stock compensation	-	-	-	-	119,332	119,332
Compensation for stock options and warrants	-	-	50,660	-	-	50,660
Conversion of debt	2,657,500	2,658	72,067	-	-	74,725
Net loss	-	-	-	(626,214)	-	(626,214)
Balance, December 31, 2008	83,213,100	$83,213	$8,127,680	$(8,385,509)	$(153,613)	$(328,229)

Issuance of common shares under
private placement	500,000	500	24,500	-	-	25,000
Stock-based compensation expense	125,000	125	2,375	-	-	2,500
Transfer of redeemable common stock to equity	2,044,000	2,044	202,356			204,400
Amortization of deferred stock compensation	-	-	-	-	103,332	103,332
Compensation for stock options and warrants	-	-	50,660	-	-	50,660
Net loss	-	-	-	(166,051)	-	(166,051)
Balance, December 31, 2009	85,882,100	$85,882	$8,407,571	$(8,551,560)	$(50,281)	$(108,388)

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows
Years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(166,051)	$(626,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	17,228	22,424
Stock-based compensation related to restricted stock award	2,500	102,875
Amortization of deferred stock-based compensation	103,332	119,332
Compensation for stock options and warrants	50,660	50,660
(Increase) decrease in operating assets:
Accounts receivable	903	3,138
Prepaid expenses	(30,000)	-
Increase (decrease) in operating liabilities:
Accounts payable	(46,447)	6,460
Accrued salaries	22,003	134,883
Net cash used in operating activities	(45,872)	(186,442)

Cash flows from investing activities
Capital expenditure for equipment	(568)	-
Net cash used in investing activities	(568)	-

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	25,000	165,000
Proceeds from issuance of redeemable common shares under private placement	-	-
Proceeds from short-term borrowing from shareholder	50,000	-
Net cash provided by financing activities	75,000	165,000

Net increase (decrease) in cash	28,560	(21,442)
Cash at beginning of year	8,971	30,413
Cash at end of year	$37,531	$8,971

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2009 and 2008

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

Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2009 and 2008, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock.

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

New Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for us beginning January 1, 2010. This Statement amends Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe the adoption of this pronouncement will not have a material impact on our financial statements.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for us to January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective for us beginning January 1, 2010, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

(2) Related Party Transactions

During the year ended December 31, 2008, the Company issued 1,987,500 shares of the Company’s common stock to officers/directors of the Company for services rendered. The shares issued were valued at $59,625.

(3) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2009	2008
Equipment	3-5	$90,376	$90,376
Office furniture	7	20,483	19,915
Leasehold improvements	3	8,013	8,013
		118,872	118,304
Less accumulated depreciation and amortization		(102,852)	(85,624)
Net property and equipment		$16,020	$32,680

(4) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, 2009 and 2008 is as follows:
	December 31
	2009	2008
Tax expense/(benefit) computed at statutory rate for continuing operations	$(56,000)	$(213,000)
Tax effect (benefit) of operating loss carryforwards	56,000	213,000
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $8,551,000 as of December 31, 2009, to offset future taxable income, which expire 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:
		December 31
		2009		2008
Deferred tax assets:	$		$
Net operating loss		2,907,000		2,851,000
Total deferred tax asset		2,907,000		2,851,000
Valuation allowance		(2,907,000)		(2,851,000)
Net deferred asset		$-		$-

At December 31, 2009, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(5) Lease Agreements

The Company leases office space under noncancellable-operating leases which expire on October 31, 2010. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2010	11,648
$11,648

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 85,882,100 shares were issued and outstanding at December 31, 2009, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of December 31, 2009.

The following table summarizes information about options and warrants outstanding at December 31, 2009 and 2008:
	Shares	Weighted Average Exercise Price December 31, 2009	Shares		Weighted Average Exercise Price December 31, 2008
Outstanding at beginning of year	17,600,000	$.10	17,600,000		$.10
Granted	-	-	-		-
Exercised	-	-	-		-
Canceled	-	.10	-		-
Outstanding at end of year	17,600,000	$.10	17,600,000		$.10

Weighted average fair value of options and warrants granted during the period	N/A	N/A	N/A	$	N/A
Exercisable at end of year	17,600,000	$.10	17,600,000.10

Stock-based compensation is composed of the following for the years ended December 31, 2009 and 2008:
	2009	2008
Stock-based compensation at fair value	$2,500	$152,875
Cancellation of previously issued shares	-	(50,000)
Options and warrants	50,660	50,660
Amortization of deferred compensation	103,332	119,332
Total stock-based compensation expense	$156,492	$272,867

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2009.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Timothy Vance	43	Chief Executive Officer and Director
Larry Mosley	59	Chief Financial Officer and Director

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2009, 2008 and 2007.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards *

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position (a)	Year	($)	($)	($)	($)	($)	($)

Tim Vance, CEO, COO	2009	75,000	---	---	---	---	75,000
	2008	67,002	---	10,500	---	---	77,502
	2007	80,000	---	---	110,000	14,625	204,625
James Ammons, (2), Chairman	2009	75,000	---	---	---	---	75,000
	2008	78,000	---	19,500	---	---	97,500
	2007	120,000	---	---	---	23,400	143,400
Larry Mosley, CFO and Director (3)	2009	9,375	---	---	---	---	9,375
	2008	31,125	---	25,125	---	---	56,250
	2007	75,000	---	---	---	5,850	80,850

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2009. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
James Ammons, Chairman	14,650,000(2)	17.06%
600 Kenrick, Suite 12-B
Houston, TX 77060

Milford and Ruth Mast	11,016,000(3)(4)	12.83%
466 N. Manor Rd.
Elverson, PA 19520

Timothy Vance, CEO, COO and Director	3,600,000(5)	4.19%
600 Kenrick, Suite B-12
Houston, Texas 77060

Larry Mosley, CFO and Director	2,087,500	2.43%
600 Kenrick, Suite B-12
Houston, Texas 77060
Director and Officer (3 person)	20,337,500(2)(5)(7)	23.68%

(1) Applicable percentage ownership is based on 85,882,100 shares of common stock outstanding as of December 31, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Public Accountants

On December 9, 2008, the Board of Directors of Data Call Technologies, Inc. (the “Company”), based on its Audit Committee’s recommendation, dismissed GLO CPAs LLLP (“GLO”) as the Company’s independent registered public accountants and approved the engagement of John A. Braden & Company, P.C. ("JABCO”) to serve as the Company’s independent registered public accountants for the fiscal year 2008. GLO CPAs, LLLP has issued its report on our financial statements for the year ended December 31, 2007. John A. Braden & Company, P.C. ("JABCO”) was reappointed to serve as the Company’s independent registered public accountants for the fiscal year 2009.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by JABCO for the audit of the Registrant's annual financial statements for the years ended December 31, 2009 and 2008, and fees billed for other services rendered by JABCO during those periods.

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Audit fees JABCO (1)	$18,713	$4,782
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The exhibits listed below are filed as part of this annual report.

3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(2)	Amended and Restated Articles of Incorporation
3.4(1)	Amended Bylaws
10.1(1)	James Ammons Employment Agreement
10.2(1)	James Ammons Option Agreement
10.3(1)	Larry Mosley Employment Agreement
10.4(1)	Addendum to Larry Mosley's Employment Agreement
10.5(1)	Tim Vance Employment Agreement
10.6(1)	Addendum to Tim Vance's Employment Agreement
10.7(3)	Agreement with United Press International, with exhibits
10.8(2)	Data Call Technologies, Inc. Office Space Lease
10.9(3)	Content Licensing Agreement with plan_b media/Mindmatics, LLC
10.10(3)	First Amendment to Content Licensing Agreement with Mindmatics, LLC
10.11(3)	Agreement with Traffic.com (which we have not received a signed copy of from Traffic.com)
10.12(4)(5)	Reseller Agreement with Texas Digital Systems, Inc.
10.13(3)	Sample Reseller Agreement (substantially similar to the reseller agreements entered into with certain companies as described herein)
10.14(5)	Letter of Intent with Ariamedia Corporation
10.15(4)(5)	Services Agreement with 3M Company
10.16	Debt Conversion Agreement with Milford Mast, filed with the Form 10-KSB for the year 2006
10.17	David Loev Warrant Agreement, filed with the Form 10-KSB for the year 2006
10.18	Warrant Amendment Agreement with Everett Poe, filed with the Form 10-KSB for the year 2006
10.19	Option Agreement with James Ammons, filed with the Form 10-KSB for the year 2006
10.20	Option Agreement with Larry Mosley, filed with the Form 10-KSB for the year 2006
10.21	Option Agreement with James Vance, filed with the Form 10-KSB for the year 2006
10.22	Option Agreement with Timothy Vance, filed with the Form 10-KSB for the year 2006
10.23	Option Agreement with James Tevis, filed with the Form 10-KSB for the year 2006
10.24	Option Agreement with Everett Poe, filed with the Form 10-KSB for the year 2006
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURE	TITLE	DATE
/s/ Tim Vance	Chief Executive Officer and Director	March 31, 2010
Tim Vance

/s/ Larry Mosley	Chief Financial Officer and Director	March 31, 2010
Larry Mosley