Form 10-Q
period 2010-03-31
Data Call Technologies
filed 2010-05-20
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

On March 31, 2010, the Registrant had 85,882,100 shares of common stock outstanding.

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

Data Call Technologies, Inc. ("DataCall," or the “Company”) was incorporated under the laws of the State of Nevada as Data Call Wireless on April 4, 2002. On March 1, 2006, we changed our name to Data Call Technologies, Inc.

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

In the years since those early days of digital signage, the market has taken care of weeding out the weaker providers of hardware and software. Companies now have a clearer understanding of what digital signage is, what is needed for a successful implementation and the best use of content space given their more-defined and attainable goals. In the past three years, as the cost of platforms, supporting infrastructure and displays has fallen dramatically; digital signage has become more accessible to a wider range of companies while the growing Kiosk market has cross-pollinated with Digital Signage. And those combined companies are realizing that the initial, one-time cost of getting into the game is far outweighed by the cost of staying in the game, in the form of ongoing content development. As the cost of deployment decreased, companies began focusing on attention-grabbing content. Whether the goal of the presentation was product branding, marketing or assisted selling, content became king. Active content is on everyone’s “needs” list because it is proven to draw customers to the core message and keep customers engaged throughout the presentation, And DataCall stands ready to serve this exploding market.

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

Data Call specializes in allowing its clients to create their own Digital Signage dynamic content feeds delivered, via the Internet, to digital display devices (plasma, LCD, Jumbotron, Kiosks etc.) at their establishments. The only requirements our clients must have are 1) a supported third party digital signage or Kiosk solution, or similar device, which receives the data from our servers via the Internet, and displays the content on digital displays and 2) an Internet connection. The Direct Lynk System is supported by various third party systems, varying in cost from $350 to $5,000, such as those marketed by 3M Digital Signage, BroadSign, ChyTV, Hughes, Key West Technologies, Coolsign, Scala, and Cisco amongst others .

The Direct Lynk System allows customers to select from the pre-determined data and information services described below,. The client may which individual locations and which displays they would like to receive our feeds based on how their digital signage network is configured.

The current types of data and information, for which a client is able to subscribe to through the Direct Lynk System include:

o	Headline News top world and national news headlines;
o	Business News top business headlines;
o	Financial Highlights world-based financial indicators ;
o	Entertainment News top entertainment headlines;
o	Health/Science News top science/health headlines;
o	Quirky News Bits latest off-beat news headlines;
o	Sports Headlines top sports headlines
o	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;
o	National Football League latest game schedule and in-game updates;
o	National Basketball Association - latest game schedule and in-game updates;
o	Major League Baseball - latest game schedule and in-game updates;
o	National Hockey League - latest game schedule and in-game updates;
o	NCAA Football - latest game schedule and in-game updates;
o	NCAA Men's Basketball - latest game schedule and in-game updates;
o	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament;
o	NASCAR top 10 race positions updated every 20 laps throughout the race;
o	Major league soccer;
o	Traffic Mapping;
o	Animated Doppler Radar and Forecast Maps;
o	Listings of the day's horoscopes;
o	Listings of the birthdays of famous persons born on each day;
o	Amber alerts;
o	Listings of historical events which occurred on each day in history; and
o	Localized Traffic and Weather Forecasts.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

During the last twelve months, the Company has implemented cost management measurements to reduce monthly expenditures. Our current rate of monthly expenditures is approximately $30,000. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months. We currently have no plans to increase the number of employees. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities. We do not currently have any plans to increase our monthly expenditures or number of employees. We estimate the Company will generate revenues in excess of $500,000 in 2010.

We plan to continue to grow our business and market our Direct Lynk System to potential customers over the course of the next twelve months by marketing our technology to digital signage manufacturers, Kiosk manufactures, the mobile app market, trade magazines, trade shows and call centers. We will also continue on a limited basis our practice of providing potential customers free trials of the Direct Lynk System, for which we will receive no revenue, in an attempt to build both product awareness for the Direct Lynk System and to potentially lead to sales down the road, which in the opinion of our management has been successful both in building brand awareness for the Direct Lynk System and in bringing in new clients for subscriptions. We continually add subscribers for our technology throughout and intend to build and increase such subscribers moving forward.

We are planning and negotiating with current vendors and partners, to expand our offering to other lateral markets. Hardware, software, and sales processes are currently being modified and/or developed. We are currently in the completion phases of our mobile application platform that we expect to bring to market during fiscal year 2010.

Projected revenue for the second quarter ending June 30, 2010 is $500,000. The Company’s operations are expected to generate positive cash flow from operations in the third quarter of 2010.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Our revenues for the three months ended March 31, 2010 were $95,323, compared to $109,940 for the three-month period ended march 31, 2009, representing a decrease of 13% from the same period in the prior year. The decrease in revenues was mainly due to the deteriorating economic environment in connection with the current economic downturn.

Costs of sales for the three months ended March 31, 2010 were $24,598, compared to $20,708 for the three-month period ended March 31, 2010. Costs of sales do not decrease in direct proportion to a decrease in revenues because costs of sales are related to the bandwidth required to provide the subscription services.

Gross margins for the three months ended March 31, 2010 were 74%, compared to 81%, for the three-month period ended March 31, 2009.

Operating expenses for the three months ended March 31, 2010 were $170,817, compared to $155,424 for the three-month period ended March 31, 2009, representing an increase of $15,393 or 10% increase from the same period in the prior year. The increase in operating expenses is mainly due to an increase in compensation costs and travel expenses.

Net loss for the three months ended March 31, 2010 was $100,092, compared to $66,192 for the three-month period ended March 31, 2009. The increase in our net loss is due to the decrease in revenues and increase in operating expenses as noted above.

Liquidity and Capital Resources

We had total current assets of $85,319, consisting of $45,123 of cash, $10,196 in accounts receivable and $30,000 in prepaid expenses. We had total current liabilities of $243,634 as of March 31, 2010, which represented $43,123 of accounts payable, $145,511 in accrued salaries and related liabilities and a $55,000 short-term note.

We had a negative working capital of $158,315 and an accumulated deficit of $8,651,652 on March 31, 2010.

We used $22,408 of cash in our operating activities during the three-month period ended March 31, 2010, which was mainly due to a net loss of $100,092, offset by $12,665 in compensation for stock options and warrants, $25,833 in amortization of deferred stock-based compensation, increase in accrued salaries of $10,800 and depreciation costs of $2,942. Our accounts payable increased by $19,037 and our accounts receivable decreased by $6,407, both changes had a positive impact on our cash flow from operations.

We had no investing activities during the three-month period ended March 31, 2010. We received $30,000 from financing activities through the issuance of preferred shares during the three months ended March 31, 2010.

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

Although we hope to generate meaningful revenues sufficient to support our operations in the next eight to twelve months, if we are unsuccessful in generating such revenues, we will likely need to take steps to raise equity capital or to borrow additional funds, to continue our operations and meet liabilities. We have no commitments from officers, Directors or affiliates to provide funding. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
   Dated: May 20, 2010

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: May 20, 2010

Unaudited Interim Financial Statements Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

Assets		December 31, 2009
	March 31, 2010	(Audited)
Current assets:
Cash	$45,123	$37,531
Accounts receivable	10,196	16,603
Prepaid expenses	30,000	30,000
Total current assets	85,319	84,134

Property and equipment	118,872	118,872
Less accumulated depreciation and amortization	105,794	102,852
Net property and equipment	13,078	16,020

Other assets	5,255	5,255
Total assets	$103,652	$105,409

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	43,123	29,086
Accrued salaries and related liabilities	145,511	134,711
Short-term note payable to shareholder	55,000	50,000
Total liabilities	243,634	213,797

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares: Series A convertible	600	-
- 600,000 shares issued and outstanding at March 31, 2010 and 0 at December 31, 2009
Common stock, $.001 par value. Authorized 200,000,000 shares:
85,882,100 shares issued and outstanding at March 31, 2010
and outstanding at December 31, 2009	85,882	85,882
Additional paid-in capital	8,449,636	8,407,571
Accumulated deficit	(8,651,652)	(8,551,560)
	(115,534)	(58,107)
Deferred stock compensation	(24,448)	(50,281)
Total stockholders' equity (deficit)	(139,982)	(108,388)
Total liabilities and stockholders' equity	$103,652	$105,409

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations
Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Revenues
Sales	$95,323	$109,940
Cost of sales	24,598	20,708
Gross margin	70,725	89,232

Operating expenses:
Employee compensation	90,557	87,782
Legal and accounting	41,458	43,211
Product development costs	-	500
Travel	8,806	1,912
Office and equipment rental	5,136	3,494
Office supplies and expenses	2,339	2,391
Telephone and utilities	4,384	5,250
Advertising	9,897	4,353
Other	5,298	1,831
Depreciation expense	2,942	4,700
Total operating expenses	170,817	155,424

Net loss before income taxes	(100,092)	(66,192)

Provision for income taxes	-	-
Net loss	$(100,092)	$(66,192)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic and Diluted	85,882,100	83,213,140

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(100,092)	$(66,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,942	4,700
Amortization of deferred compensation	25,833	25,833
Stock options and warrants issued for services	12,665	12,665
(Increase) decrease in operating assets:
Accounts receivable	6,407	(500)
Other assets	-	-
Increase (decrease) in operating liabilities:
Accounts payable	19,037	6,032
Accrued salaries and related liabilities	10,800	16,525
Net cash used in operating activities	(22,408)	(937)

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	30,000	-
Net cash provided by financing activities	30,000	-

Net increase (decrease) in cash	7,592	(937)
Cash at beginning of period	37,531	8,971
Cash at end of period	$45,123	$8,034

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
March 31, 2010

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

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

Management has reviewed this new standard and believes that is no impact on the financial statements of the Company at this time; however, it may apply in the future.

(4) Capital Stock, Options and Warrants

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 600,000 shares of Series A convertible preferred stock are outstanding at March 31, 2010 and 0 at March 31, 2009. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 85,882,100 shares were issued and outstanding at March 31, 2010, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of March 31, 2010.

The following table summarizes information about options and warrants outstanding at March 31, 2010 and 2009:

	Shares	Weighted Average Exercise Price March 31, 2010	Shares		Weighted Average Exercise Price March 31, 2009
Outstanding at beginning of period	17,600,000	$.10	17,600,000		$.10
Granted	-	-	-		-
Exercised	-	-	-		-
Canceled	-	-	-		-
Outstanding at end of period	17,600,000	$.10	17,600,000		$.10

Weighted average fair value of options and warrants granted during the period	N/A	N/A	N/A	$	N/A
Exercisable at end of period	17,600,000	$.10	17,600,000.10

Stock-based compensation is composed of the following for the three-months ended March 31, 2010 and 2009:
	2010	2009
Stock-based compensation at fair value	$-	$-
Options and warrants	12,665	12,665
Amortization of deferred stock compensation	25,833	25,833
Total stock-based compensation expense	$38,498	$38,498

(5) Going Concern

The Company is operating with limited capital. Successful development and marketing of the Company’s products and the procurement of additional financing is necessary for the Company to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

(6) Subsequent Event and Contingencies

On April 23, 2010, the Company, its Chief Executive Officer and the Chairman of the Board of Directors (the “ Defendants”) were served with a lawsuit by a former officer who resigned from of his position with the Company in 2003, prior to the Company becoming a publicly traded company. The former officer claims that the Company owes him 4,500,000 shares of the Company's common stock. The lawsuit charges the Defendants with: 1) securities fraud, 2) breach of fiduciary duty, 3) common law fraud, 4) conversion, and 5) unjust enrichment.

Management feels that the former officer's claim is wholly without merit and that management believes that the Company will prevail. As a result, no liability has been established for this contingent liability.