Form 10-Q
period 2010-06-30
Data Call Technologies
filed 2010-08-20
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

 Registrant's Telephone Number, Including Area Code: (832) 230-2379

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

On June 30, 2010, the Registrant had 86,882,100 shares of common stock outstanding.

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Our revenues for the three months ended June 30, 2010 were $114,085, compared to $120,363 for the three-month period ended June 30, 2009, representing a decrease of 5% from the same period in the prior year. The decrease in revenues was mainly due to the deteriorating economic environment in connection with the current economic downturn.

Costs of sales for the three months ended June 30, 2010 were $24,666, compared to $19,347 for the three-month period ended June 30, 2009. Cost of sales increased due to increased costs related to the bandwidth required to provide the subscription services.

Gross margins for the three months ended June 30, 2010 were 78%, compared to 84%, for the three-month period ended June 30, 2009.

Operating expenses for the three months ended June 30, 2010 were $199,984, compared to $139,781 for the three-month period ended June 30, 2009, representing an increase of $60,203 or 40% increase from the same period in the prior year. The increase in operating expenses is mainly due to an increase in professional fees and product development costs.

Net loss for the three months ended June 30, 2010 was $110,565, compared to $38,765 for the three-month period ended June 30, 2009. The increase in our net loss is due to the decrease in revenues and increase in operating expenses as noted above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Our revenues for the six months ended June 39, 2010 were $209,408, compared to $230,303 for the three-month period ended June 30, 2009, representing a decrease of 9% from the same period in the prior year. The decrease in revenues was mainly due to the deteriorating economic environment in connection with the current economic downturn.

Costs of sales for the six months ended June 30, 2010 were $49,264, compared to $40,056 for the six-month period ended June 30, 2009. Cost of sales increased due to incresed costs related to the bandwidth required to provide the subscription services.

Gross margins for the six months ended June 30, 2010 were 76%, compared to 83%, for the six-month period ended June 30, 2009.

Operating expenses for the six months ended June 30, 2010 were $370,801, compared to $295,205 for the six-month period ended June 30, 2009, representing an increase of $75,596 or 26% increase from the same period in the prior year. The increase in operating expenses is mainly due to an increase in professional fees and product development costs.

Net loss for the six months ended June 30, 2010 was $210,657, compared to $104,957 for the six-month period ended June 30, 2009. The increase in our net loss is due to the decrease in revenues and increase in operating expenses as noted above.

Liquidity and Capital Resources

We had total current assets of $47,224, consisting of $4,244 of cash, $12,980 in accounts receivable and $30,000 in prepaid expenses. We had total current liabilities of $239,844 as of June 30, 2010, which represented $44,933 of accounts payable, $139,911 in accrued salaries and related liabilities and a $55,000 short-term note.

We had a negative working capital of $192,620 and an accumulated deficit of $8,762,217 on June 30, 2010. The Company is operating with limited capital. As a result, the Company is dependent on the procurement of additional financing to continue as a going concern.

We used $73,287 of cash in our operating activities during the six-month period ended June 30, 2010, which was mainly due to a net loss of $210,657, offset by $29,000 in non-cash stock compensation, $22,337 in compensation for stock options and warrants, $50,281 in amortization of deferred stock-based compensation, increase in accrued salaries of $5,200 and depreciation costs of $6,082. Our accounts payable increased by $20,847 and our accounts receivable increased by $3,623. Both changes had a positive impact on our cash flow from operations.

We had no investing activities during the six-month period ended June 30, 2010. We received $40,000 from financing activities through the issuance of preferred shares during the six months ended June 30, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: August 20, 2010

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: August 20, 2010

Unaudited Interim Financial Statements Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Balance Sheets
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

Assets		December 31, 2009
	June 30, 2010	(Audited)
Current assets:
Cash	$4,244	$37,531
Accounts receivable	12,980	16,603
Prepaid expenses	30,000	30,000
Total current assets	47,224	84,134

Property and equipment	118,872	118,872
Less accumulated depreciation and amortization	108,934	102,852
Net property and equipment	9,938	16,020

Other assets	5,255	5,255
Total assets	$62,417	$105,409

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	44,933	29,086
Accrued salaries and related liabilities	139,911	134,711
Short-term note payable to shareholder	55,000	50,000
Total current liabilities	239,844	213,797

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at June 30, 2010 and 0 at December 31, 2009	800	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
86,882,100 shares issued and outstanding at June 30, 2010,
85,882,100 shares issued and outstanding at December 31, 2009	86,882	85,882
Additional paid-in capital	8,497,108	8,407,571
Accumulated deficit	(8,762,217)	(8,551,560)
	(177,427)	(58,107)
Deferred stock compensation	-	(50,281)
Total stockholders' equity (deficit)	(177,427)	(108,388)
Total liabilities and stockholders' equity	$62,417	$105,409

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations
Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues
Sales	$114,085	$120,363	$209,408	$230,303
Cost of sales	24,666	19,347	49,264	40,055
Gross margin	89,419	101,016	160,144	190,248

Operating expenses:
Employee compensation	83,621	79,907	174,178	167,689
Legal and accounting	55,636	35,813	97,094	79,024
Product development costs	39,382	-	39,382	500
Travel	3,379	249	12,185	2,161
Office and equipment rental	2,388	5,020	7,524	8,514
Office supplies and expenses	2,575	3,916	4,914	6,307
Telephone	5,576	5,477	9,960	10,727
Advertising	3,797	3,836	13,694	8,189
Other	490	970	5,788	2,801
Depreciation expense	3,140	4,593	6,082	9,293
Total operating expenses	199,984	139,781	370,801	295,205

Net loss before income taxes	(110,565)	(38,765)	(210,657)	(104,957)

Provision for income taxes	-	-	-	-
Net loss	$(110,565)	$(38,765)	$(210,657)	$(104,957)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic and Diluted	86,212,100	83,213,100	86,052,100	83,213,100

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net loss	$(210,657)	$(104,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,082	9,293
Common stock issued for services	29,000	-
Stock options and warrants issued for services	22,337	25,330
Amortization of deferred compensation	50,281	51,666
(Increase) decrease in operating assets:
Accounts receivable	3,623	(3,426)
Other assets	-	-
Increase (decrease) in operating liabilities:
Accounts payable	20,847	(3,554)
Accrued salaries and related liabilities	5,200	22,275
Net cash used in operating activities	(73,287)	(3,373)

Cash flows from investing activities
Purchase of property and equipment	-	(568)
Net cash used in investing activities	-	(568)

Cash flows from financing activities:
Proceeds from issuance of preferred shares under private placement	40,000	-
Net cash provided by financing activities	40,000	-

Net increase (decrease) in cash	(33,287)	(3,941)
Cash at beginning of period	37,531	8,971
Cash at end of period	$4,244	$5,030

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
June 30, 2010

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010.

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

(4) Capital Stock, Options and Warrants

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at June 30, 2010 and 0 at June 30, 2009. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 86,882,100 shares were issued and outstanding at June 30, 2010, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of June 30, 2010.

The following table summarizes information about options and warrants outstanding at June 30, 2010 and 2009:
	Shares	Weighted Average Exercise Price June 30, 2010	Shares		Weighted Average Exercise Price June 30, 2009
Outstanding at beginning of period	17,600,000	$.10	17,600,000		$.10
Granted	-	-	-		-
Exercised	-	-	-		-
Canceled	-	-	-		-
Outstanding at end of period	17,600,000	$.10	17,600,000		$.10

Weighted average fair value of options and warrants granted during the period	None	N/A	none	$	N/A
Exercisable at end of period	17,600,000	$.10	17,600,000.10

Stock-based compensation is composed of the following for the six-months ended June 30, 2010 and 2009:
	2010	2009
Stock-based compensation at fair value	$29,000	$-
Options and warrants	22,337	25,330
Amortization of deferred stock compensation	50,281	51,666
Total stock-based compensation expense	$101,618	$76,996

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

(6) Subsequent Event and Contingencies

On April 23, 2010, the Company, its Chief Executive Officer and the Chairman of the Board of Directors (the “Plaintiffs”) were served with a lawsuit by a former officer who resigned from of his position with the Company in 2003, prior to the Company becoming a publicly traded company. The former officer claims that the Company owes him 4,500,000 shares of the Company's common stock. The lawsuit charges the defendants with: 1) securities fraud, 2) breach of fiduciary duty, 3) common law fraud, 4) conversion, and 5) unjust enrichment. Management feels that the former officer's claim is without merit and no liability has been established for this contingent liability.