Form 10-Q
period 2010-09-30
Data Call Technologies
filed 2010-11-15
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

On September 30, 2010, the Registrant had 99,382,100 shares of common stock outstanding.

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

The current types of data and information, for which a client is able to subscribe to through the Direct Lynk System include:
-	Headline News top world and national news headlines;
-	Business News top business headlines;
-	Financial Highlights world-based financial indicators ;
-	Entertainment News top entertainment headlines;
-	Health/Science News top science/health headlines;
-	Quirky News Bits latest off-beat news headlines;
-	Sports Headlines top sports headlines
-	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;
-	National Football League latest game schedule and in-game updates;
-	National Basketball Association - latest game schedule and in-game updates;
-	Major League Baseball - latest game schedule and in-game updates;
-	National Hockey League - latest game schedule and in-game updates;
-	NCAA Football - latest game schedule and in-game updates;
-	NCAA Men's Basketball - latest game schedule and in-game updates;
-	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament;
-	NASCAR top 10 race positions updated every 20 laps throughout the race;
-	Major league soccer;
-	Traffic Mapping;
-	Animated Doppler Radar and Forecast Maps;
-	Listings of the day's horoscopes;
-	Listings of the birthdays of famous persons born on each day;
-	Amber alerts;
-	Listings of historical events which occurred on each day in history; and
-	Localized Traffic and Weather Forecasts.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

During the last twelve months, the Company has implemented cost management measurements to reduce monthly expenditures. Our current rate of monthly operating expexpenditures is approximately $30,000. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months. We currently have no plans to increase the number of employees. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities. We do not currently have any plans to increase our monthly expenditures or number of employees. We estimate the Company will generate revenues in excess of $500,000 in 2010.

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

The Company has generated positive cash flow from operations in the third quarter of 2010 and expects positive cash flow from operations for the year ended December 31, 2010.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Our revenues for the three months ended September 30, 2010 were $104,976, compared to $104,349 for the three-month period ended September 30, 2009, representing an insignificant increase from the same period in the prior year.

Costs of sales for the three months ended September 30, 2010 were $23,671, compared to $24,444 for the three-month period ended September 30, 2009. Cost of sales decreased due to decreased costs related to the bandwidth required to provide the subscription services.

Gross margins for the three months ended September 30, 2010 were 77%, compared to 76%, for the three-month period ended September 30, 2009.

Operating expenses for the three months ended September 30, 2010 were $211,300, compared to $124,402 for the three-month period ended September 30, 2009, representing an increase of $86,898 or 70% increase from the same period in the prior year. The increase in operating expenses is mainly due to an increase in professional fees, compensation expenses, other expenses and product development costs.

Net loss for the three months ended September 30, 2010 was $129,995, compared to $44,497 for the three-month period ended September 30, 2009. The increase in our net loss was due to the increase in operating expenses as noted above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Our revenues for the nine months ended September 30, 2010 were $314,384, compared to $334,652 for the nine-month period ended September 30, 2009, representing a decrease of 6% from the same period in the prior year. The decrease in revenues was mainly due to the deteriorating economic environment in connection with the current economic downturn.

Costs of sales for the nine months ended September 30, 2010 were $72,935, compared to $64,499 for the nine-month period ended September 30, 2009. Cost of sales decreased due to decresed costs related to the bandwidth required to provide the subscription services.

Gross margins for the nine months ended September 30, 2010 were 77%, compared to 81%, for the nine-month period ended September 30, 2009.

Operating expenses for the nine months ended September 30, 2010 were $582,101, compared to $419,607 for the nine-month period ended September 30, 2009, representing an increase of $75,596 or 39% increase from the same period in the prior year. The increase in operating expenses is mainly due to an increase in professional fees, compensation costs, other expenses and product development costs.

Net loss for the nine months ended September 30, 2010 was $340,652, compared to $149,454 for the nine-month period ended September 30, 2009. The increase in our net loss was due to the decrease in revenues and increase in operating expenses as noted above.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $129,500, consisting of $83,876 in cash, $15,624 in accounts receivable and $30,000 in prepaid expenses. We had total current liabilities of $335,363 as of September 30, 2010, consisting of $44,933 in accounts payable, $143,111 in accrued salaries and related liabilities, $107,915 in deferred revenues and a $55,000 short-term note.

We had a negative working capital of $205,863 and an accumulated deficit of $8,892,212 as of September 30, 2010. The Company is operating with limited capital. As a result, the Company is dependent on the procurement of additional financing to continue as a going concern.

We generated $8,648 of cash in our operating activities during the nine-month period ended September 30, 2010, which was based on a net loss of $340,652, offset by $117,500 in non-cash stock compensation, $22,337 in compensation for stock options and warrants, $77,782 in amortization of deferred stock-based compensation, increase in accrued salaries of $8,400, deferred revenues of $107,915 and depreciation costs of $9,136. Our accounts payable increased by $5,251 and our accounts receivable increased by $979. All such changes had a positive impact on our cash flow from operations.

Our investing activities were limited to the purchase of  property and equipment in the amount of $2,303 during the nine-month period ended September 30, 2010.  We received $40,000 from financing activities through the issuance of preferred shares during the nine months ended September 30, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the three-months period ended September 30, 2010, the Company issued 4,500,000 restricted shares in connection with a legal settlement pursuant to Section 4(2) umder the Act.

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
   Dated: November 15, 2010

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: November 15, 2010

Unaudited Interim Financial Statements Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Balance Sheets
September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

Assets		December 31, 2009
	September 30, 2010	(Audited)
Current assets:
Cash	$83,876	$37,531
Accounts receivable	15,624	16,603
Prepaid expenses	30,000	30,000
Total current assets	129,500	84,134

Property and equipment	121,175	118,872
Less accumulated depreciation and amortization	111,988	102,852
Net property and equipment	9,187	16,020

Other assets	5,255	5,255
Total assets	$143,942	$105,409

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	29,337	29,086
Accrued salaries and related liabilities	143,111	134,711
Short-term note payable to shareholder	55,000	50,000
Deferred revenues	107,915	-
Total current liabilities	335,363	213,797

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at September 30, 2010 and 0 at December 31, 2009	800	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
99,382,100 shares issued and outstanding at September 30, 2010,
85,882,100 shares issued and outstanding at December 31, 2009	99,382	85,882
Additional paid-in capital	8,683,108	8,407,571
Accumulated deficit	(8,892,212)	(8,551,560)
	(108,922)	(58,107)
Deferred stock compensation	(82,499)	(50,281)
Total stockholders' equity (deficit)	(191,421)	(108,388)
Total liabilities and stockholders' equity	$143,942	$105,409

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations
Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenues
Sales	$104,976	$104,349	$314,384	$334,652
Cost of sales	23,671	24,444	72,935	64,499
Gross margin	81,305	79,905	241,449	270,153

Operating expenses:
Employee compensation	85,500	77,132	259,678	244,821
Legal and accounting	38,289	27,821	135,383	106,845
Product development costs	7,821	375	47,203	875
Travel	2,531	2,034	14,716	4,195
Office and equipment rental	5,457	2,648	12,981	11,162
Office supplies and expenses	1,446	1,875	6,360	8,182
Telephone	4,581	4,259	14,541	14,986
Advertising	3,567	2,677	17,261	10,866
Other	59,054	1,082	64,842	3,883
Depreciation expense	3,054	4,499	9,136	13,792
Total operating expenses	211,300	124,402	582,101	419,607

Net loss before income taxes	(129,995)	(44,497)	(340,652)	(149,454)

Provision for income taxes	-	-	-	-
Net loss	$(129,995)	$(44,497)	$(340,652)	$(149,454)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic and Diluted	95,512,100	83,300,600	89,217,100	83,241,850

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net loss	$(340,652)	$(149,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,136	13,792
Common stock issued for services	117,500	2,500
Stock options and warrants issued for services	22,337	37,995
Amortization of deferred compensation	77,782	77,499
(Increase) decrease in operating assets:
Accounts receivable	979	(12,147)
prepaid expenses	-	(30,000)
Increase (decrease) in operating liabilities:
Accounts payable	5,251	(37,595)
Accrued salaries and related liabilities	8,400	23,100
Deferred revenues	107,915	-
Net cash provided (used in) operating activities	8,648	(74,310)

Cash flows from investing activities
Purchase of property and equipment	(2,303)	(568)
Net cash used in investing activities	(2,303)	(568)

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	-	25,000
Proceeds from issuance of preferred shares under private placement	40,000	-
Proceeds from short-term borrowing from shareholder	-	50,000
Net cash provided by financing activities	40,000	75,000

Net increase in cash	46,345	122
Cash at beginning of period	37,531	8,971
Cash at end of period	$83,876	$9,093

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
September 30, 2010

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010.

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

(4) Capital Stock, Options and Warrants

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at September 30, 2010 and 0 at September 30, 2009. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 99,382,100 shares were issued and outstanding at September 30, 2010, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of September 30, 2010.

The following table summarizes information about options and warrants outstanding at September 30, 2010 and 2009:

	Shares	Weighted Average Exercise Price September 30, 2010	Shares		Weighted Average Exercise Price September 30, 2009
Outstanding at beginning of period	17,600,000	$.10	17,600,000		$.10
Granted	-	-	-		-
Exercised	-	-	-		-
Canceled	-	-	-		-
Outstanding at end of period	17,600,000	$.10	17,600,000		$.10

Weighted average fair value of options and warrants granted during the period	None	N/A	none	$	N/A
Exercisable at end of period	17,600,000	$.10	17,600,000.10

Stock-based compensation is composed of the following for the nine-months ended September 30, 2010 and 2009:
	2010	2009
Stock-based compensation at fair value	$117,500	$2,500
Options and warrants	22,337	37,995
Amortization of deferred stock compensation	77,782	77,499
Total stock-based compensation expense	$217,619	$117,994

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

(6) Deferred Revenue

Deferred revenue consists of collections in advance for services to be provided in future periods.