Form 10-K
period 2010-12-31
Data Call Technologies
filed 2011-04-13
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2010, the aggregate market value of the 65,544,600 shares of common stock held by non-affiliates of the registrant was approximately $1,310,892 based on the asked price of the Registrants common stock on December 31, 2010. On December 31, 2010, the Registrant had 99,382,100 shares of common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Data Call Technologies, Inc. was incorporated under the laws of the State of Nevada as Data Call Wireless on April 4, 2002 and is sometimes referred to herein as "we", "us", "our", "Data Call" or the "Company". On March 1, 2006, we changed our name to Data Call Technologies, Inc.

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

Digital Signage Comes of Age

Digital signage is coming of age and DataCall Technologies has been there from the start. Five years ago, a company wanting to take the digital signage plunge was faced with a myriad of hardware and software companies, all offering their own “vision” of what digital signage should be. They were given the tools of digital signage, but were left pretty much left to their own devices as to what to build. Those companies that took the early plunge where then faced with the fact that no one had come before them to show the rights and wrongs, the dos and don’ts of content development. But, even at this early stage of the game, DataCall recognized that these pioneers of digital signage lacked a key component that would become an integral part of any successful implementation-active content.

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

Over the past six years, DataCall has worked with the industry leaders in digital signage to develop the data formats and communication methods to allow DataCall’s active content to be easily integrated into their hardware and software products.

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

The Direct Lynk System allows customers to select from the pre-determined data and information services described below,. The client may choose which individual locations and which displays they would like to receive our feeds based on how their digital signage network is configured.

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

Material Contracts

On September 6, 2006, we entered into a two-year renewable services agreement with 3M Digital Signature, pursuant to which we agreed to supply 3M the use of our Direct Lynk Messenger technology. Pursuant to the agreement, all materials made available to us by 3M in connection with the services we will provide will remain the property of 3M. This contract has since been renewed for the years 2010 and 2011.

In September 2007, we entered into a three-year auto renew agreement with a platform developer, Leightronix, a company which manufactures head end hardware and software for use on PEG channels, which allows us to transfer our Direct Lynk System feeds to head ends equipped with the Leightronix product through Leightronix servers.

In March 2008 we entered into an annual agreement with various annual purchase orders through out 2009 and 2010 to provide our Direct Lynk System feeds to York Telecom’s network of digital signage through out digital signage deployements within the Social Security Administrtion offices across the U.S.

Dependence On One Or A Few Customers

At December 31, 2010 we had over 1,000 customers who pay to subscribe to our Direct Lynk System, We also have several companies which are testing the Direct Lynk System, and expect that several of them may become future customers. We are dependent upon three major customers, which include: Leightronix, Inc., Zero in Media, LLC and York Telecom. During 2010, our three largest customers accounted for over 50% of our revenues.

Employees

At December 31, 2010, we had 5 full time employees. Depending upon our level of our growth, we expect that we will be required to hire additional personnel in the areas of sales and marketing, software design, research and development, etc.

Estimate Of The Amount Spent On Research And Development Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development of our Direct Lynk Messenger System, including software and hardware development and testing. The amount spent on this research and development since inception through December 31, 2010 is approximately $2,000,000.

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

We require additional financing to continue our business plan

Additional financing is expected to be required in 2011, but there can be no assurance that such financing will be available at terms and conditions acceptable to the Company.  Further, there can be no assurance that unforeseen events, such as the length of time necessary to generate increasing market acceptance of our Direct Lynk System, or any unexpected material increased development costs, or the general economy in the markets where we offer our Direct Lynk System, may result in an inability to secure necessary additional financing at satisfactory terms and conditions, if at all. Since inception, we have been dependent upon financing raised through the sale of restricted shares of our common stock to support our operations. We expect that we will be required to raise additional funding through the issuance of restricted shares of our common stock, but there can be no assurance that we will be able to raise sufficient capital in a timely manner to continue our business plan at anticipated levels of growth.

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

We rely on key management personnel

We are highly dependent upon the services and efforts of key management personnel including: Timothy Vance, our Chief Executive Officer, Chief Operating Officer and Director; and James Tevis our Chief Technology Officer. Our ability to operate and implement our business plan is heavily dependent upon the continued service of Messrs. Vance and Tevis, as well as our ability to attract, retain and motivate other qualified personnel. Messrs. Vance and Tevis entered into three-year employment contracts on October 1, 2005, which expired October 1, 2008. We are currently in the process of negotiating new employment agreements with Vance and Tevis. The loss of Messrs. Vance or Tevis, or our inability to hire and retain qualified sales and marketing, software engineers and management personnel would have a material adverse effect on our business and operations and would likely result in a decrease in the value of our securities.

We are highly dependent upon our ability to successfully market Direct Lynk System to subscribers

We are dependent on the abilities of our sales and marketing department, which currently consists of 4 persons, to continue to generate subscriptions for our Direct Lynk System and to broaden our customer base. While the number of paying subscribers for our Direct Lynk System increased at December 31, 2010 compared to December 31, 2009, there can be no assurance that our sales and marketing department will be able to continue to achieve market acceptance for our Direct Lynk System and increase our customer base to a level that will permit profitable operations. If our sales and marketing department is unable to continue to generate new customers and attract trial customers to test our Direct Lynk System and experience what we believe are our advantages and learn of their potential uses, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

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

Our auditors have expressed a concern about our ability to continue as a going concern

Our auditors, in our audited financial statements expressed a concern about our ability to continue as a going concern. We had negative working capital of $204,001 and an accumulated deficit of $8,893,404 as of December 31, 2010, and have generated limited revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Shares eligible for future sale

As of December 31, 2010, the Registrant had 99,382,100 shares of common stock issued and outstanding of which 34,755,350 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2010, we have 99,382,100 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval, to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

Effective October 1, 2010, we entered into a one-year lease for our principal offices consisting of approximately 2,240 square feet located at 600 Kenrick, Suite B-12, Houston, Texas 77060, with  The Khoshbin L.P., an unaffiliated third-party. The lease provides for a monthly rental of $1,164.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is currently quoted on the OTCQB under the symbol DCLT, an inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the OTCQB limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.03	$0.007	$0.026	$0.005	$0.10	$0.03
Second Quarter ended June 30	$0.02	$0.005	$0.023	$0.006	$0.11	$0.03
Third Quarter ended September 30	$0.015	$0.002	$0.035	$0.01	$0.05	$0.02
Fourth Quarter ended December 31	$0.015	$0.002	$0.025	$0.01	$0.02	$0.01

As of December 31, 2010, our shares of common stock were held by approximately 176 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2010.

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

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. This offering was done with no general solicitation or advertising by the Registrant. The investors in the 2008, 2008 and 2010 private placements were business acquaintances of management and and the private sale transactions were negotiated between the investors and management individually. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information. Based on an analysis of the above factors, the Registrant has met the requirements to qualify this offering and sale for exemption under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

Operating Results Data:	2010	2009
Revenues	$450,345	$474,620
Net loss	(341,844)	(166,051)
Net loss per basic common shareholder	(0.00)	(0.00)
Basic weighted average common shares	99,382,100	83,393,100

Financial Position Data:
Total assets	90,912	105,409
Total liabilities	283,525	213,797
Stockholders' equity (deficit)	(192,613)	(108,388)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

We believe that we can continue our business operations for approximately the next three (3) months, assuming expenses do not increase significantly. The Company has implemented cost management measurements to reduce monthly expenditures. Our current rate of monthly expenditures is approximately $32,000. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months. We currently have no plans to increase the number of employees. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities. We do not currently have any plans to increase our monthly expenditures or number of employees. We estimate the Company will generate revenues in excess of $600,000 in 2011.

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

THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

We had $450,345 of sales revenue for the year ended December 31, 2010, compared to sales revenue of $474,620 for the year ended December 31, 2009, a decrease in sales revenue of $24,275 or 5.4% from the prior period. We generate revenues through subscription fees received in connection with our Direct Lynk System. In accordance with accounting regulations, we have deferred $68,674 which will be distributed in addition to our normal revenue flow in 2011.

We had total costs of sales for the year ended December 31, 2010 of $101,940 compared to total costs of sales of $86,714 for the year ended December 31, 2009, which resulted in a gross margin of $348,405 for the year ended December 31, 2010, compared to a gross margin of $387,906 for the year ended December 31, 2009, a decrease in gross margin of $35,501 from the prior year, which decrease was due to increased cost of sales of our server hosting which included the cost of additional servers and bandwidth necessary for anticipated new applications.

Cost of sales as a percentage of sales was 23% for the year ended December 31, 2010, compared to 18% for the year ended December 31, 2009. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease further as we expect to take advantage of economies of $690,249 for the year ended December 31, 2010, compared to total expenses of $553,957 for the year ended December 31, 2009, an increase in expenses of $136,292 or 20% from the prior period. The increase in expenses was mainly due to increased product development costs, increase professional fees and increase advertising and marketing expenses.

We had a net loss of $341,844 for the year ended December 31, 2010, compared to a net loss of $166,051 for the year ended December 31, 2009, an increase due to higher costs compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $79,524 as of December 31, 2010, which consisted of $23,052 in cash, $26,472 in accounts receivable and $30,000 in prepaid expenses, compared to total current assets of $84,134 which consisted of $37,531 in cash, $16,603 in accounts receivable and $30,000 in prepaid expenses, as of December 31, 2009, a decrease of $4,610 in current assets from December 31, 2009.

We had total assets of $90,912 as of December 31, 2010 as compared to $105,409, as of December 31, 2009, which consisted of current assets of $79,524, total property and equipment (net of accumulated depreciation) of $6,133, which included high end flat screen televisions, computers and software equipment responsible for running our Direct Lynk System which is stored in our Houston office; and other assets of $5,255, which included our deposit on our Houston office space.

We had total liabilities of$283,525 as of December 31, 2010 as compared to $213,797 as of December 31, 2009, an increase of $69,728 (32%) consisting of accounts payable of $35,069 and $127,782 in accrued salaries. We had a negative working capital of $129,663 and an accumulated deficit of $8,551,560 as of December 31, 2009.

We used $52,176 of cash in our operating activities for the year ended December 31, 2010, which was mainly due to a net loss of $341,844 of shares that were issued to our consultants and employees in connection with services rendered, $117,500 in compensation for stock options and warrants, $77,782 in amortization of deferred stock-based compensation, accrued salaries of $68,674 and depreciation and amortization costs of $89,973.

We had only limited investing activities in the amount of $2,303 in 2010. We investested in additions to PP&E. Financing activities for the year ended December 31, 2010, representing proceeds from the sale of 800 shares of our preferred stock pursuant to a private placement offering and $40,000 in proceeds.

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

John A. Braden, P.C.

12941 Interstate 45 N., Ste. 422
Houston, Texas 77060

P: 281-873-5005
F: 281-873-5383

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Data Call Technologies:

We have audited the accompanying balance sheet of Data Call Technologies, Inc. (a development state company – the Company) as of December 31, 2010 and 2009, and related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Call Technologies, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

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

John A. Braden, P.C .

Houston, Texas
April 6, 2011

DATA CALL TECHNOLOGIES, INC.
Balance Sheets
December 31, 2010 and 2009

Assets
	2010	2009
Current assets:
Cash	$23,052	$37,531
Accounts receivable	26,472	16,603
Prepaid expenses	30,000	30,000
Total current assets	79,524	84,134

Property and equipment	121,176	118,872
Less accumulated depreciation and amortization	115,043	102,852
Net property and equipment	6,133	16,020

Other assets	5,255	5,255
Total assets	$90,912	$105,409

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	35,059	29,086
Accrued salaries	124,782	134,711
Deferred revenue	68,674	-
Short-term note payable to shareholder	55,000	50,000
Total current liabilities	283,525	213,797

Total liabilities	213,797	213,797

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2010 and none at December 31, 2009	800	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
99,382,100 shares issued and outstanding at December 31, 2010,
85,882,100 shares issued and outstanding at December 31, 2009	99,382	83,213
Additional paid-in capital	8,683,108	8,127,680
Accumulated deficit	(8,893,404)	(8,385,509)
	(110,114)	(174,616)
Deferred stock compensation	(82,499)	(153,613)
Total stockholders' equity (deficit)	(192,613)	(328,229)
Total liabilities and stockholders' equity	$90,912	$64,412

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations
Years ended December 31, 2010 and 2009

	2010	2009

Revenues
Sales	$450,345	$474,620
Cost of sales	101,405	86,714
Gross margin	348,405	387,906

Operating expenses:
Employee compensation	338,329	327,871
Legal and accounting	141,043	140,226
Product development costs	52,091	1,091
Travel	17,805	5,621
Office and equipment rental	16,764	14,974
Office supplies and expenses	8,644	10,940
Telephones and utilities	19,067	20,334
Advertising and marketing	28,285	11,071
Other	56,030	4,601
Depreciation and amortization expense	12,191	17,228
Total operating expenses	690,249	553,957

Net loss before income taxes	(341,844)	(166,051)

Provision for income taxes	-	-
Net loss	$(341,844)	$(166,051)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic and Diluted	99,382,100	83,393,100

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Stockholders' Equity
Years ended December 31, 2010 and 2009

	Common Stock		Additional	Accumulated	Unearned	Stockholders' equity
	shares	amount	paid in capital	deficit	compensation	(deficit)

Balance, December 31, 2008	83,213,100	$83,213	$8,127,680	$(8,385,509)	$(153,613)	$(328,229)

Issuance of common shares under
private placement	500,000	500	24,500	-	-	25,000
Stock-based compensation expense	125,000	125	2,375	-	-	2,500
Transfer of redeemable common stock to equity	2,044,000	2,044	202,356			204,400
Amortization of deferred stock compensation	-	-	-	-	103,332	103,332
Compensation for stock options and warrants	-	-	50,660	-	-	50,660
Net loss	-	-	-	(166,051)	-	(166,051)
Balance, December 31, 2009	85,882,100	$85,882	$8,407,571	$(8,551,560)	$(50,281)	$(108,388)

Stock-based compensation expense	13,500,000	13,500	253,200	-	(110,000)	157,500
Amortization of deferred stock compensation	-	-	-	-	77,782	77,782
Compensation for stock options and warrants	-	-	22,337	-	-	22,337
Net loss	-	-	-	(341,844)	-	(341,844)
Balance, December 31, 2010	99,382,100	$99,382	$8,683,108	$(8,893,404)	$(82,499)	$(192,619)

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows
Years ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(341,844)	$(166,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	12,191	17,228
Stock-based compensation related to restricted stock award	-	2,500
Amortization of deferred stock-based compensation	100,119	103,332
Compensation for stock options and warrants	117,500	50,660
(Increase) decrease in operating assets:
Accounts receivable	(9,869)	903
Prepaid expenses	-	(30,000)
Increase (decrease) in operating liabilities:
Accounts payable	10,983	(46,447)
Accrued salaries	58,746	22,003
Net cash used in operating activities	(52,176)	(45,872)

Cash flows from investing activities
Capital expenditure for equipment	(2,303)	(568)
Net cash used in investing activities	(2,303)	(568)

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	40,000	25,000
Proceeds from short-term borrowing from shareholder	-	50,000
Net cash provided by financing activities	40,000	75,000

Net increase (decrease) in cash	(14,479)	28,560
Cash at beginning of year	37,531	8,971
Cash at end of year	$23,052	$37,531

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2010 and 2009

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. We believe all of our receivables are fully collectable.

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

Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2010 and 2009, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock.

Stock-based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for under ASC 718 (formerly referred to as FASB Statement No. 123R), "Accounting for Stock-Based Compensation" based on the grant date fair values.

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

(2) Related Party Transactions

There were no related party transactions in 2010 and 2009.

(3) Prepaids

The Company entered into a contract on March 20, 2009 with PrioServ and agreed to pay $150,000 and 2,500,000 shares of stock for the client base, information technology, corporate knowledge and infrastructure related to Proserv’s existing operations. Completion of this contract was anticipated to occur in 2009, but has been delayed due to lack of funding. Both parties have agreed to extend the agreement indefinitely and consummate it whenever funds become available.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2010	2009
Equipment	3-5	$92,680	$90,376
Office furniture	7	20,483	20,483
Leasehold improvements	3	8,013	8,013
		121,176	118,872
Less accumulated depreciation and amortization		(115,043)	(102,852)
Net property and equipment		$6,133	$16,020

(5) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, 2010 and 2009 is as follows:
	December 31
	2010	2009
Tax expense/(benefit) computed at statutory rate for continuing operations	$(119,645)	$(56,000)
Tax effect (benefit) of operating loss carryforwards	119,645)	56,000
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $8,893,404 as of December 31, 2010, to offset future taxable income, which expire 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:
		December 31
		2010		2009
Deferred tax assets:	$		$
Net operating loss		3,248,000		2,907,000
Total deferred tax asset		3,248,000		2,907,000
Valuation allowance		(3,248,000)		(2,907,000)
Net deferred asset		$-		$-

At December 31, 2010, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(6) Lease Agreements

The Company leases office space under noncancellable-operating leases which expire on October 31, 2010. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2011	11,648
$11,648

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 99,382,100 shares were issued and outstanding at December 31, 2010, and 13,500,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of December 31, 2010.

The following table summarizes information about options and warrants outstanding at December 31, 2010 and 2009:
	Shares	Weighted Average Exercise Price December 31, 2010	Shares		Weighted Average Exercise Price December 31, 2009
Outstanding at beginning of year	17,600,000	$.10	17,600,000		$.10
Granted	-	-	-		-
Exercised	-	-	-		-
Canceled	-	.10	-		-
Outstanding at end of year	17,600,000	$.10	17,600,000		$.10

Weighted average fair value of options and warrants granted during the period	N/A	N/A	N/A	$	N/A
Exercisable at end of year	17,600,000	$.10	17,600,000.10

Stock-based compensation is composed of the following for the years ended December 31, 2010 and 2009:
	2010	2009
Stock-based compensation at fair value	$117,500	$2,500
Cancellation of previously issued shares	-	-
Options and warrants	22,337	50,660
Amortization of deferred compensation	77,782	103,332
Total stock-based compensation expense	$217,619	$156,492

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

(9) Commitments and Contingencies

The Company received an informal claim from a former officer who resigned from of his position with the Company in 2003. The officer claims that the Company owes him an unresolved amount of shares of the Company's common stock. Management feels that the former officer's claim is without merit and no liability has been established for this contingent liability. The Company currently also has an unresolved dispute with a former consultant. The Company has recorded this expense, but is perusing the possibilities of partial recovery.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2010.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Jim Ammons	58	Chairman of the Board
Timothy Vance	44	Chief Executive Officer and Director
Larry Mosley	60	Chief Financial Officer and Director

JIM AMMONS - CHAIRMAN OF THE BOARD

Jim Ammons, a co-founder, has been a board member since June of 2003 and was previously the Company’s Chief Executive Officer since our inception. From January 2000 through January 2001 Mr Ammons was a consultant for QVS Wireless Corporation. Prior to his consulting, Mr. Ammons was highly respected as a Hotel/F&B director in the Hospitality Sector. Effective January 1, 2006, we entered into a five year renewable employment contract with Mr. Ammons, as described below under “Employment Agreements.” Mr. Ammons works full time for Data Call.

TIMOTHY VANCE - CHIEF EXECUTIVE OFFICER AND DIRECTOR

Timothy Vance, a co-founder, has served as one of our Directors since June 2003 and as our Chief Operating Officer since January 2007. However, Mr. Vance has been part of the Data Call Technologies, Inc. management team since our inception. From January 2000 through January 2001 Mr. Vance was employed at QVS Wireless Corporation, where his employment consisted of general office duties. On January 1, 2006, we entered into a three year renewable employment contract with Mr. Vance, as described below under "Employment Agreements." Mr. Vance works full time for Data Call.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2010, 2009 and 2008.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards *

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position (a)	Year	($)	($)	($)	($)	($)	($)

Tim Vance, CEO, COO (1)	2010	75,000	---	---	---	---	75,000
	2009	75,000	---	---	---	---	75,000
	2008	67,002	---	10,500	---	---	77,502
James Ammons, (2), Chairman	2010	75,000	---	---	---	---	75,000
	2009	75,000	---	---	---	---	75,000
	2008	78,000	---	19,500	---	---	97,500
Larry Mosley, CFO and Director (3)	2010	8,500	---	---	---	---	8,500
	2009	9,375	---	---	---	---	9,375
	2008	31,125	---	25,125	---	---	56,250

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2010. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

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

(1) Applicable percentage ownership is based on 99,382,100 shares of common stock outstanding as of December 31, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
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
(6) Includes 500,000 options to purchase shares of our common stock at an exercise price of $0.10 per share

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Public Accountants

Our auditor, John A. Braden, P.C. (formerly John A. Braden & Company, P.C. ("JABCO”)) has served as the Company’s independent registered public accountants for the fiscal year 2010 and 2009.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by John A. Braden, P.C. and JABCO for the audit of the Registrant's annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other services rendered by John A. Braden, P.C. and JABCO during those periods.

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Audit fees (1)	$18,713	$18,713
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The exhibits listed below are filed as part of this annual report.

3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(2)	Amended and Restated Articles of Incorporation
3.4(1)	Amended Bylaws
10.1(1)	James Ammons Employment Agreement
10.2(1)	James Ammons Option Agreement
10.3(1)	Larry Mosley Employment Agreement
10.4(1)	Addendum to Larry Mosley's Employment Agreement
10.5(1)	Tim Vance Employment Agreement
10.6(1)	Addendum to Tim Vance's Employment Agreement
10.7(3)	Agreement with United Press International, with exhibits
10.8(2)	Data Call Technologies, Inc. Office Space Lease
10.9(3)	Content Licensing Agreement with plan b media/Mindmatics, LLC
10.10(3)	First Amendment to Content Licensing Agreement with Mindmatics, LLC
10.11(3)	Agreement with Traffic.com (which we have not received a signed copy of from Traffic.com)
10.12(4)(5)	Reseller Agreement with Texas Digital Systems, Inc.
10.13(3)	Sample Reseller Agreement (substantially similar to the reseller agreements entered into with certain companies as described herein)
10.14(5)	Letter of Intent with Ariamedia Corporation
10.15(4)(5)	Services Agreement with 3M Company
10.16	Debt Conversion Agreement with Milford Mast, filed with the Form 10-KSB for the year 2006
10.17	David Loev Warrant Agreement, filed with the Form 10-KSB for the year 2006
10.18	Warrant Amendment Agreement with Everett Poe, filed with the Form 10-KSB for the year 2006
10.19	Option Agreement with James Ammons, filed with the Form 10-KSB for the year 2006
10.20	Option Agreement with Larry Mosley, filed with the Form 10-KSB for the year 2006
10.21	Option Agreement with James Vance, filed with the Form 10-KSB for the year 2006
10.22	Option Agreement with Timothy Vance, filed with the Form 10-KSB for the year 2006
10.23	Option Agreement with James Tevis, filed with the Form 10-KSB for the year 2006
10.24	Option Agreement with Everett Poe, filed with the Form 10-KSB for the year 2006
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
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

SIGNATURE	TITLE	DATE
/s/ Tim Vance	Chief Executive Officer and Director	April 13, 2011
Tim Vance

/s/ Larry Mosley	Chief Financial Officer and Director	April 13, 2011
Larry Mosley