Form 10-Q
period 2011-03-31
Data Call Technologies
filed 2011-05-13
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On March 31, 2011, the Registrant had 99,382,100 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Balance Sheets Back to Table of Contents
March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

Assets		December 31, 2010
	March 31, 2011	(Audited)
Current assets:
Cash	$3,352	$23,052
Accounts receivable	22,895	26,472
Prepaid expenses	30,000	30,000
Total current assets	56,247	79,524

Property and equipment	121,176	121,176
Less accumulated depreciation and amortization	115,882	115,043
Net property and equipment	5,294	6,133

Other assets	5,255	5,255
Total assets	$66,796	$90,912

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	54,693	35,059
Accrued salaries	163,204	193,456
Short-term note payable to shareholder	55,000	55,000
Total current liabilities	272,897	283,515

Total liabilities	213,797	213,797

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at March 31, 2011 and December 31, 2010	800	800
Common stock, $.001 par value. Authorized 200,000,000 shares:
99,382,100 shares issued and outstanding at March 31, 2011,
99,382,100 shares issued and outstanding at December 31, 2010	99,382	99,382
Additional paid-in capital	8,683,108	8,683,108
Accumulated deficit	(8,906,892)	(8,893,404)
	(123,602)	(110,114)
Deferred stock compensation	(82,499)	(82,499)
Total stockholders' equity (deficit)	(206,101)	(192,613)
Total liabilities and stockholders' equity	$66,796	$90,912

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations Back to Table of Contents
Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2011	March 31, 2010

Revenues
Sales	$129,682	$95,323
Cost of sales	29,440	24,598
Gross margin	100,242	70,725

Operating expenses:
Employee compensation	73,100	90,557
Legal and accounting	8,547	41,458
Product development costs	222	-
Travel	1,001	8,806
Office and equipment rental	3,799	5,136
Office supplies and expenses	2,063	2,339
Telephones and utilities	5,065	4,384
Advertising	16,633	9,897
Other	2,462	5,298
Depreciation and amortization expense	838	2,942
Total operating expenses	113,730	170,817

Net loss before income taxes	(13,488)	(100,092)

Provision for income taxes	-	-
Net loss	$(13,488)	$(100,092)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic and Diluted	99,382,100	85,882,100

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows Back to Table of Contents
Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(13,488)	$(100,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	839	2,942
Amortization of deferred compensation	-	25,833
Stock options and warrants issued for services	-	12,665
(Increase) decrease in operating assets:
Accounts receivable	3,577	6,407
Increase (decrease) in operating liabilities:
Accounts payable	19,624	19,037
Accrued salaries and related liabilities	(30,232)	10,800
Net cash used in operating activities	(19,700)	(22,408)

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	-	30,000
Net cash provided by financing activities	-	30,000

Net increase (decrease) in cash	(19,700)	7,592
Cash at beginning of year	23,052	37,531
Cash at end of year	$3,352	$45,123

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements Back to Table of Contents
March 31, 2011

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

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

(3) Recent Accounting Pronouncements

In June 2010, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) , which is effective for us beginning January 1, 2011. This Statement amends Financial Accounting Standards Board Interpretation ( “FIN” ) No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51 , to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe the adoption of this pronouncement will not have a material impact on our financial statements.

Management has reviewed this new standard and believes that is no impact on the financial statements of the Company at this time; however, it may apply in the future.

(4) Capital Stock, Options and Warrants

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 600,000 shares of Series A convertible preferred stock are outstanding at March 31, 2011 and 0 at March 31, 2010. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 85,882,100 shares were issued and outstanding at March 31, 2011, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of March 31, 2011.

The following table summarizes information about options and warrants outstanding at March 31, 2011 and 2010:

	Shares	Weighted Average Exercise Price March 31, 2011	Shares		Weighted Average Exercise Price March 31, 2010
Outstanding at beginning of period	17,600,000	$.10	17,600,000		$.10
Granted	-	-	-		-
Exercised	-	-	-		-
Canceled	-	-	-		-
Outstanding at end of period	17,600,000	$.10	17,600,000		$.10

Weighted average fair value of options and warrants granted during the period	None	N/A	none	$	N/A
Exercisable at end of period	17,600,000	$.10	17,600,000.10

Stock-based compensation is composed of the following for the three-months ended March 31, 2011 and 2010:
	2011	2010
Stock-based compensation at fair value	$-	$-
Options and warrants	-	12,665
Amortization of deferred stock compensation	-	25,833
Total stock-based compensation expense	$-	$38,498

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

(6) Subsequent Event and Contingencies

On April 23, 2010 the Company, its Chief Executive Officer and the Chairman of the Board of Directors (the “ Defendants”) were served with a lawsuit by a former officer who resigned from of his position with the Company in 2003, prior to the Company becoming a publicly traded company. The former officer claims that the Company owes him 4,500,000 shares of the Company's common stock. The lawsuit charges the Defendants with: 1) securities fraud, 2) breach of fiduciary duty, 3) common law fraud, 4) conversion, and 5) unjust enrichment.

Management feels that the former officer's claim is wholly without merit and that management believes that the Company will prevail. As a result, no liability has been established for this contingent liability.

On March 20, 2009 the company entered into a contract with PrioServ and agreed to pay $150,000 and 2,500,000 shares of stock for the client base, information technology, corporate knowledge and infrastructure related to Prioserv’s existing operations.. Completion of this contract was anticipated to occur in 2009, but has been delayed due to lack of funding. Both parties have agreed to extend the agreement indefinitely and consummate it whenever funds become available.

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

Digital Signage Comes of Age

Digital signage is coming of age and DataCall Technologies has been there from the start Five years ago, a company wanting to take the digital signage plunge was faced with a myriad of hardware and software companies, all offering their own “vision” of what digital signage should be. They were given the tools of digital signage, but were left pretty much left to their own devices as to what to build. Those companies that took the early plunge where then faced with the fact that no one had come before them to show the rights and wrongs, the dos and don’ts of content development. But, even at this early stage of the game, DataCall recognized that these pioneers of digital signage lacked a key component that would become an integral part of any successful implementation-active content.

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

During the last twelve months, the Company has implemented cost management measurements to reduce monthly expenditures. Our current rate of monthly expenditures is approximately $30,000. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months. We currently have no plans to increase the number of employees. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities. We do not currently have any plans to increase our monthly expenditures or number of employees. We estimate the Company will generate revenues in excess of $500,000 in 2011.

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

We are planning and negotiating with current vendors and partners, to expand our offering to other lateral markets. Hardware, software, and sales processes are currently being modified and/or developed. We are currently in the completion phases of our mobile application platform that we expect to bring to market during fiscal year 2011.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Our revenues for the three months ended March 31, 2011 were $129,682, compared to $95,323 for the three-month period ended March 31, 2010, representing an increase of $34,359 or an increase of 26.5%from the same period in the prior year. The increase in revenues was mainly due to the expansion of current customer networks as well as new sales generation..

Costs of sales for the three months ended March 31, 2011 were $29,440, compared to $24,598 the three-month period ended March 31, 2011 an increase of $4,842 or about 16%. Costs of sales do not increase in direct proportion to a decrease in revenues because costs of sales are related to the bandwidth required to provide the subscription services and new products

Gross margins for the three months ended March 31, 2011 were $100,242 or 77%, compared to $70,725 or 74% for the three-month period ended March 31, 2010.

Operating expenses for the three months ended March 31, 2011 were $113,730, compared to $170,817 for the three-month period ended March 31, 2010, representing an decrease of $57,087 or a 33% decrease from the same period in the prior year. The decrease in operating expenses is mainly due to a- decrease in compensation costs legal and accounting expenses.

Net loss for the three months ended March 31, 2011 was $(13,488), compared to $(100,092) for the three-month period ended March 31, 2010. The improvement in our net loss is due to the company’s ongoing efforts to decrease operating expenses as noted above.

Liquidity and Capital Resources

We had total current assets of $56,247, consisting of $3,352 of cash, $22,895 in accounts receivable and $30,000 in prepaid expenses. We had total current liabilities of $272,897 as of March 31, 2011, which represented $54,693 of accounts payable, $123,962 in accrued salaries and related liabilities and a $55,000 short-term note.

We had a negative working capital of $1552,408 and an accumulated deficit of $8,683,108 on March 31, 2011.

We used $19,700 of cash in our operating activities during the three-month period ended March 31, 2011, which was mainly due to a net loss of $13,488, an increase in accounts payables of $19,624 but offset by $29,432 in deferred revenues..

We had no investing activities during the three-month period ended March 31, 2011. We received $30,000 from financing activities through the issuance of preferred shares during the three months ended March 31, 2011.

Due to our limited cash position, we believe that we have to raise additional funds to continue our operations for approximately the next three months. We believe we will require approximately $500,000 to maintain our operations for the next twelve months. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. There can be no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
   Dated: May 12, 2011

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: May 12, 2011