Form 10-Q
period 2011-06-30
Data Call Technologies
filed 2011-08-19
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

On June 30, 2011, the Registrant had 99,382,100 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Balance Sheets Back to Table of Contents
June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

Assets		December 31, 2010
	June 30, 2011	(Audited)
Current assets:
Cash	$4,903	$23,052
Accounts receivable	22,094	26,472
Prepaid expenses	30,000	30,000
Total current assets	56,997	79,524

Property and equipment	121,176	121,176
Less accumulated depreciation and amortization	115,882	115,043
Net property and equipment	5,294	6,133

Other assets	5,255	5,255
Total assets	$67,546	$90,912

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	65,383	35,059
Accrued salaries and related liabilities	139,218	193,456
Deferred revenues	9,810
Short-term note payable to shareholder	65,000	55,000
Total current liabilities	279,410	283,515

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at June 30, 2011 and December 31, 2010	800	800
Common stock, $.001 par value. Authorized 200,000,000 shares:
99,382,100 shares issued and outstanding at June 30, 2011,
99,382,100 shares issued and outstanding at December 31, 2010	99,382	99,382
Additional paid-in capital	8,683,108	8,683,108
Accumulated deficit	(8,912,655)	(8,893,404)
	(129,365)	(110,114)
Deferred stock compensation	(82,499)	(82,499)
Total stockholders' equity (deficit)	(211,864)	(192,613)
Total liabilities and stockholders' equity	$67,546	$90,912

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations
Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues
Sales	$141,195	$114,085	$270,877	$209,408
Cost of sales	29,601	24,666	59,042	49,264
Gross margin	111,594	89,419	211,835	160,144

Operating expenses:
Employee compensation	87,025	83,621	162,049	174,178
Legal and accounting	13,343	55,636	21,790	97,094
Product development costs	107	39,382	329	39,382
Travel	2,426	3,379	3,428	12,185
Office and equipment rental	2,686	2,388	6,486	7,524
Office supplies and expenses	2,726	2,575	4,814	4,914
Telephone	4,930	5,576	9,995	9,960
Advertising	3,827	3,797	20,461	13,694
Other	653	490	1,279	5,788
Depreciation expense	839	3,140	1,678	6,082
Total operating expenses	118,562	199,984	232,309	370,801

Net loss before income taxes	(6,968)	(110,565)	(20,474)	(210,657)

Provision for income taxes	-	-	-	-
Net loss	$(6,968)	$(110,565)	$(20,474)	$(210,657)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic and Diluted	99,382,100	86,212,100	99,382,100	86,052,100

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows Back to Table of Contents
Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(20,474)	$(210,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	838	6,082
Common stock issued or services	-	29,000
Stock options and warrants issued for services	-	22,337
Amortization of deferred compensation	-	50,281
(Increase) decrease in operating assets:
Accounts receivable	4,379	3,623
Increase (decrease) in operating liabilities:
Accounts payable	30,313	20,847
Deferred revenues	(58,864)	-
Accrued salaries and related liabilities	25,659	5,200
Net cash used in operating activities	(18,149)	(73,287)

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	-	40,000
Net cash provided by financing activities	-	40,000

Net increase (decrease) in cash	(18,149)	(33,287)
Cash at beginning of year	23,052	37,531
Cash at end of year	$4,903	$4,244

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements Back to Table of Contents
June 30, 2011

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011.

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

(4) Capital Stock, Options and Warrants

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at June 30, 2011 and 0 at June 30, 2010. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 86,882,100 shares were issued and outstanding at June 30, 2011, and 17,600,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of June 30, 2011.

The following table summarizes information about options and warrants outstanding at June 30, 2011 and 2010:
	Shares	Weighted Average Exercise Price June 30, 2011	Shares		Weighted Average Exercise Price June 30, 2010
Outstanding at beginning of period	17,600,000	$.10	17,600,000		$.10
Granted	-	-	-		-
Exercised	-	-	-		-
Canceled	-	-	-		-
Outstanding at end of period	17,600,000	$.10	17,600,000		$.10

Weighted average fair value of options and warrants granted during the period	None	N/A	none	$	N/A
Exercisable at end of period	17,600,000	$.10	17,600,000.10

Stock-based compensation is composed of the following for the three-months ended March 31, 2011 and 2010:
	2011	2010
Stock-based compensation at fair value	$0	$29,000
Options and warrants	0	22,337
Amortization of deferred stock compensation	0	50,281
Total stock-based compensation expense	$0	$101,618

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

(6) Subsequent Event and Contingencies

On March 20, 2009 the company entered into a contract with PrioServ and agreed to pay $150,000 and 2,500,000 shares of stock for the client base, information technology, corporate knowledge and infrastructure related to Prioserv’s existing operations. Completion of this contract was anticipated to occur in 2009, but has been delayed due to lack of funding. Both parties have agreed to extend the agreement indefinitely and consummate it whenever funds become available.

The Company currently also has an unresolved dispute with a former consultant. The Company has recorded a partial expense, but is perusing the possibilities of partial recovery.

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

The Direct Lynk System allows customers to select from the pre-determined data and information services described below. The client may choose which individual locations and which displays they would like to receive our feeds based on how their digital signage network is configured.

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

We are planning and negotiating with current vendors and partners, to expand our offering to other lateral markets. Hardware, software, and sales processes are currently being modified and/or developed. We are currently in the completion phases of our mobile application platform which we expect to bring to market during fiscal year 2011.

The Company's operations are expected to generate positve cash flow from operations in the third quarter of 2011.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Our revenues for the three months ended June 30, 2011 were $141,195, compared to $114,085for the three-month period ended June 30, 2010, representing an increase of $27,110 or an increase of approximately 23.7% from the same period in the prior year. The increase in revenues was mainly due to standard renewals and new business.. Costs of sales for the three months ended June 30, 2011 were $29,601, compared to $24,666 for the three-month period ended June 30, 2010. Cost of sales increased due to increased costs related to the bandwidth required to provide the subscription services.

Gross margins for the three months ended June 30, 2011 were 79%, compared to 78%%, for the three-month period ended June 30, 2010.

Operating expenses for the three months ended June 30, 2011 were $118,562, compared to $199,984 for the three-month period ended June 30, 2010, representing a decrease of $81,422 from the same period in the prior year. The decrease in operating expenses is mainly due to the decrease in professional fees and product development costs.

Net loss for the three months ended June 30, 2011 was $6,968, compared to $110,565 for the three-month period ended June 30, 2010. The decrease in our net loss is due to the increase in revenues and decrease in operating expenses as noted above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Our revenues for the six months ended June 30, 2011 were $270,877, compared to $209,408 for the six-month period ended June 30, 2010, representing an increase of $61,469 from the same period in the prior year. The increase in revenues was mainly due to the standard renewals and new business..

Costs of sales for the six months ended June 30, 2011 were $59,042, compared to $49,264 for the six-month period ended June 30, 2010. Cost of sales increased due to increased costs related to the bandwidth required to provide the subscription services.

Gross margins for the six months ended June 30, 2011 were 78%, compared to 76%, for the six-month period ended June 30, 2010.

Operating expenses for the six months ended June 30, 2011 were $232,309, compared to $370,801 for the six-month period ended June 30, 2010, representing a decrease of $138,492 from the same period in the prior year. The decrease in operating expenses is mainly due to a decrease in professional fees and product development costs.

Net loss for the six months ended June 30, 2011 was $20,474, compared to $210,657 for the six-month period ended June 30, 2010. The decrease in our net loss is due to the increase in revenues and decrease in operating expenses as noted above.

Liquidity and Capital Resources

We had total current assets of $56,997, consisting of $4,903 of cash, $22,094 in accounts receivable and $30,000 in prepaid expenses. We had total current liabilities of $279,410 as of June 30, 2011, which represented $65,382 of accounts payable, $139,218 in accrued salaries and related liabilities and a $65,000 short-term note.

We had a negative working capital of $222,413 and an accumulated deficit of $8,912,655 on June 30, 2011. The Company is operating with limited capital. As a result, the Company is dependent on the procurement of additional financing to continue as a going concern.

We used $18,149 of cash in our operating activities during the six-month period ended June 30, 2011, which was mainly due to a net loss of $20,474, an increase in accounts payable of $30,313, an increase in accrued salaries and liabilities of $25,659, and a decrease in deferred revenues of $58,864., We had no investing activities during the six-month period ended June 30, 2011. Due to our limited cash position, we believe that we have to raise additional funds to continue our operations for approximately the next three months. We believe we will require approximately $250,000 to maintain our operations for the next twelve months. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. There can be no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: August 19, 2011

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: August 19, 2011