Form 10-Q
period 2011-09-30
Data Call Technologies
filed 2011-11-18
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On September 30, 2011, the Registrant had 19,876,420 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Condensed Balance Sheets Back to Table of Contents
September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

Assets		December 31, 2010
	September 30, 2011	(Audited)
Current assets:
Cash	$6,445	$23,052
Accounts receivable	138,696	26,472
Prepaid expenses	30,000	30,000
Total current assets	175,141	79,524

Property and equipment	121,176	121,176
Less accumulated depreciation and amortization	117,350	115,043
Net property and equipment	3,826	6,133

Other assets	5,255	5,255
Total assets	$184,222	$90,912

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	92,022	35,059
Accrued salaries and related liabilities	125,668	124,792
Deferred revenues	113,850	68,674
Short-term note payable to shareholder	75,000	55,000
Total current liabilities	406,540	283,525

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at September 30, 2011 and December 31, 2010	800	800
Common stock, $.001 par value. Authorized 200,000,000 shares:
19,876,420 shares issued and outstanding at September 30, 2011,
19,876,420 shares issued and outstanding at December 31, 2010	19,876	19,876
Additional paid-in capital	8,762,614	8,762,614
Accumulated deficit	(8,923,109)	(8,893,404)
	(139,819)	(110,114)
Deferred stock compensation	(82,499)	(82,499)
Total stockholders' equity (deficit)	(222,318)	(192,613)
Total liabilities and stockholders' equity	$184,222	$90,912

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations
Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues
Sales	$112,310	$104,976	$383,187	$314,384
Cost of sales	31,614	23,671	90,656	72,935
Gross margin	80,696	81,305	292,531	241,449

Operating expenses:
Employee compensation	49,927	85,500	211,975	259,678
Legal and accounting	22,893	38,289	44,684	135,383
Product development costs	4,250	7,821	4,579	47,203
Travel	-	2,531	3,428	14,716
Office and equipment rental	4,025	5,457	10,510	12,981
Office supplies and expenses	1,416	1,446	6,231	6,360
Telephone	5,234	4,581	15,230	14,541
Advertising	81	3,567	20,542	17,261
Other	633	59,054	2,751	64,842
Depreciation expense	1,468	3,054	2,306	9,136
Total operating expenses	89,927	211,300	322,236	582,101

Net loss before income taxes	(9,231)	(129,995)	(29,705)	(340,652)

Provision for income taxes	-	-	-	-
Net loss	$(9,231)	$(129,995)	$(29,705)	$(340,652)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic and Diluted	19,876,420	95,512,100	19,876,420	95,512,100

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Condensed Statements of Cash Flows Back to Table of Contents
Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(29,705)	$(340,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	(2,307)	9,136
Common stock issued or services	-	117,500
Stock options and warrants issued for services	-	22,337
Amortization of deferred compensation	-	77,782
(Increase) decrease in operating assets:
Accounts receivable	(112,224)	979
Increase (decrease) in operating liabilities:
Accounts payable	56,963	5,251
Deferred revenues	45,176	8,400
Accrued salaries and related liabilities	876	107,915
Net cash provided by (used in) operating activities	(36,607)	8,648

Cash flows from investing activities
Purchase of property and equipment	-	(2,303)
Net cash used in investing activities	-	(2,303)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	20,000	40,000
Net cash provided by financing activities	20,000	40,000

Net increase (decrease) in cash	(16,607)	46,345
Cash at beginning of year	23,052	37,531
Cash at end of year	$6,445	$83,876

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements Back to Table of Contents
September 30, 2011

(1) General

Data Call Technologies, Inc. (the "Company") was incorporated under the laws of the State of Nevada in 2002. The Company's mission is to integrate cutting-edge information delivery solutions that are currently deployed by the media, and put them within the control of retail and commercial enterprises. The Company's software and services put its clients in control of real-time advertising, news, and other content, including emergency alerts.

The accompanying unaudited condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011.

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

(2) Revenue Recognition Policy

Company recognizes revenues based on monthly fees for services provided to cutomers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided..

(3) Use of Estimates

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

(4) Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative accounting guidance related to “Presentation of Comprehensive Income” which amended existing accounting guidance related to “Comprehensive Income.” The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively for all prior periods presented. Early adoption is permitted because compliance with the amendments is already permitted. We do not expect this guidance to have a material effect on our consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(5) Capital Stock, Options and Warrants

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at September 30, 2011. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear interest of six (6%) percent for the first six month period, which interest rate shall increase by one (1%) percent per month thereafter and is convertible into a number of shares of the Company’s common stock, par value $.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock during the ten (10) day period prior to the conversion.

In the event that an investor does not exercise the conversion right within six (6) months from the subscription date, the Company, in its sole discretion, by fifteen (15) days prior written notice to each Investor, shall have the right to automatically convert the Series A Preferred Stock into a number of shares of Common Stock based upon the formula set forth above.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 19,876,420 shares were issued and outstanding at September 30, 2011, and 3,520,000 shares were reserved for issuance pursuant to the exercise of outstanding stock options and warrants as of September 30, 2011. As of September 30, 2011 all options and warrants outstanding had expired.

(6) Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses and negative working capital to meet operating needs for the next twelve months as of September 30, 2011, all of which raise substantial doubt about the Company's ability to continue as a going concern.

We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. There can be no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

(7) Commitments and Contingencies

On March 20, 2009, the Company entered into a contract with PrioServ and agreed to pay $150,000 and 2,500,000 shares of stock for the client base, information technology, corporate knowledge and infrastructure related to Prioserv’s existing operations. Completion of this contract was anticipated to occur in 2009, but has been delayed due to lack of funding. Both parties have agreed to extend the agreement indefinitely and consummate it whenever funds become available.

The Company currently also has an unresolved dispute with a former consultant. The Company has recorded a partial expense, but is perusing the possibilities of partial recovery. The Company believes the final resolution of this matter will not have a material impact on the Company’s financial position.

(8) Related Party

During the quarter ended September 30, 2011, the Company received a short term loan from two shareholders in the amount of $20,000. The notes are due in one year and bears interest at a 10%.

(9) Subsequent Events

Subsequent to the end of the quarter, the Company settled a dispute with a former employee with no financial impact to the Company. Subsequent to the end of the quarter, upon board of directors' approval in a resolution dated October 5th 2011, the Company obtained 52.24% shareholder votes of the Company's 99,382,100 outstanding common shares to reduce the outstanding shares on a one-for-five (1:5) reverse split reducing the outstanding shares to 19,876,420 common shares. The Company has retroactively shown the impact of this reverse stock split on the December 31, 2010 balances.

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

OVERVIEW

What Is Digital Signage?

Plasma and LCD displays are rapidly replacing printed marketing materials such as signs and placards, as well as the old fashioned whiteboard, for product and corporate branding, marketing and assisted selling. The appeal of instantly updating product videos and promotional messages on one or a thousand remotely located displays is driving the adoption of this exciting marketing tool. Digital signage presentations are typically comprised of repeating loops of information used to brand, market or sell the owner’s products and services. But once seen, this information becomes repetitive and the viewer tunes it out, resulting in low retention of the client’s message. As digital signage comes of age, the “dynamic” characteristic of the presentation has taken center stage being fresh, relevant, and updated content.

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

We are planning and negotiating with current vendors and partners, to expand our offering to other lateral markets. Hardware, software, and sales processes are currently being modified and/or developed. We are currently in the completion phases of our mobile application platform which we expect to bring to market during fiscal year 2012.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Our revenues for the three months ended September 30, 2011 were $112,310, compared to $104,976 for the three-month period ended September 30, 2010, representing an increase of $7,334 or an increase of approximately 7% from the same period in the prior year. The increase in revenues was mainly due to standard renewals and new business. Costs of sales for the three months ended September 30, 2011 were $31,614, compared to $23,671 for the three-month period ended September 30, 2010. Cost of sales increased due to increased costs related to the bandwidth required to provide the subscription services.

Gross margins for the three months ended September 30, 2011 were 72%, compared to 77%, for the three-month period ended September 30, 2010.

Operating expenses for the three months ended September 30, 2011 were $89,927, compared to $211,300 for the three-month period ended September 30, 2010, representing a decrease of $121,373 from the same period in the prior year. The decrease in operating expenses is mainly due to the decrease in professional fees and product development costs.

Net loss for the three months ended September 30, 2011 was $(9,231), compared to $(129,995), for the three-month period ended September 30, 2010. The decrease in our net loss is due to the increase in revenues and decrease in operating expenses as noted above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Our revenues for the nine months ended September 30, 2011 were $383,187, compared to $314,384 for the nine-month period ended September 30, 2010, representing an increase of $68,803 or 22% from the same period in the prior year. The increase in revenues was mainly due to the standard renewals and new business.

Costs of sales for the nine months ended September 30, 2011 were $90,656, compared to $72,935 for the nine-month period ended September 30, 2010. Cost of sales increased due to increased costs related to the bandwidth required to provide the subscription services.

Gross margins for the mine months ended September 30, 2011 were 76%, compared to 77%, for the nine-month period ended September 30, 2010.

Operating expenses for the nine months ended September 30, 2011 were $322,236, compared to $582,101 for the nine-month period ended September 30, 2010, representing a decrease of $259,865 or 45% from the same period in the prior year. The decrease in operating expenses is mainly due to a decrease in professional fees and product development costs.

Net loss for the nine months ended September 30, 2011 was $(29,705) compared to $(340,652) for the nine-month period ended September 30, 2010. The decrease in our net loss is due to the increase in revenues and decrease in operating expenses as noted above.

Liquidity and Capital Resources

We had total current assets of $175,141, consisting of $6,445 of cash, $138,696 in accounts receivable and $30,000 in prepaid expenses. We had total current liabilities of $406,540 as of September 30, 2011, which represented $92,022 of accounts payable, $125,668 in accrued salaries and related liabilities, deferred revenues of $113,850 and a $75,000 short-term note.

We had a negative working capital of $231,399 and an accumulated deficit of $8,923,109 on September 30, 2011. The Company is operating with limited capital. As a result, the Company is dependent on the procurement of additional financing to continue as a going concern.

We used $36,607 of cash in our operating activities during the nine-month period ended September 30, 2011, which was mainly due to a net loss of $(29,705), an increase in accounts payable of $56,963, an increase in accrued salaries of 886, an increase in accounts receivables of $112,224 and an increase in deferred revenues of $45,176. We had no investing activities during the nine-month period ended September 30, 2011. We had financing activities during the nine-month period ended September 30, 2011 of $20,000 from proceeds from the issuance of preferred stock. Due to our limited cash position, we believe that we have to raise additional funds to continue our operations for approximately the next three months. We believe we will require approximately $250,000 to maintain our operations for the next twelve months. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. There can be no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: November 18, 2011

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: November 18, 2011