Form 10-K/A
period 2010-12-31
Data Call Technologies
filed 2012-01-04
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K/A
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

ABBM Group Ltd LLP

12941 Interstate 45 N., Ste. 422
Houston, Texas 77060

P: 281-873-5005
F: 281-873-5383

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Data Call Technologies:

We have audited the accompanying balance sheet of Data Call Technologies, Inc. (the Company) as of December 31, 2010 and 2009, and related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

ABBM Group Ltd LLP

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

(8) Going Concern

The Company is a corporation with limited capital. Successful development and marketing of the Company’s products and the procurement of additional financing is necessary for the Company to continue as a going concern.

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
(6) Includes 500,000 options to purchase shares of our common stock at an exercise price of $0.10 per share

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Public Accountants

Our auditor, ABBM Group Ltd LLP (formerly John A. Braden & Company, P.C. ("JABCO”)) has served as the Company’s independent registered public accountants for the fiscal year 2010 and 2009.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by ABBM Group Ltd LLP and JABCO for the audit of the Registrant's annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other services rendered by ABBM Group Ltd LLP and JABCO during those periods.

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

SIGNATURE	TITLE	DATE
/s/ Tim Vance	Chief Executive Officer and Director	January 4, 2012
Tim Vance

/s/ Larry Mosley	Chief Financial Officer and Director	January 4, 2012
Larry Mosley