Form 10-K
period 2011-12-31
Data Call Technologies
filed 2012-04-13
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2011, the aggregate market value of the 13,108,920 shares of common stock held by non-affiliates of the registrant was approximately $262,178 based on the asked price of the Registrants common stock on December 31, 2011. On December 31, 2011, the Registrant had 19,976,421 shares of common stock outstanding.

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

Digital Signage Comes of Age

Digital signage is coming of age and Data Call Technologies has been there from the start. Five years ago, a company wanting to take the digital signage plunge was faced with a myriad of hardware and software companies, all offering their own “vision” of what digital signage should be. They were given the tools of digital signage, but were left pretty much left to their own devices as to what to build. Those companies that took the early plunge where then faced with the fact that no one had come before them to show the rights and wrongs, the dos and don’ts of content development. But, even at this early stage of the game, Data Call recognized that these pioneers of digital signage lacked a key component that would become an integral part of any successful implementation-active content.

In the years since those early days of digital signage, the market has taken care of weeding out the weaker providers of hardware and software. Companies now have a clearer understanding of what digital signage is, what is needed for a successful implementation and the best use of content space given their more-defined and attainable goals. In the past three years, as the cost of platforms, supporting infrastructure and displays has fallen dramatically; digital signage has become more accessible to a wider range of companies while the growing Kiosk market has cross-pollenated with Digital Signage. And those combined companies are realizing that the initial, one-time cost of getting into the game is far outweighed by the cost of staying in the game, in the form of ongoing content development. As the cost of deployment decreased, companies began focusing on attention-grabbing content. Whether the goal of the presentation was product branding, marketing or assisted selling, content became king. Active content is on everyone’s “needs” list because it is proven to draw customers to the core message and keep customers engaged throughout the presentation, And Data Call stands ready to serve this exploding market.

The Need for Speed--Active Content

Active content is that part of a digital signage presentation that is constantly updated with timely and relevant information. For instance, a typical presentation may contain ten 15-second loops that provide the primary message of the presentation, but the active dynamic content, such as that provided by Data Call, is updated with new information throughout the day. Those seeking to add active and dynamic content to their digital signage presentations are advised to employ Data Call’s integrated content rather than shoehorning broadcast content into their digital signage presentation.

However, by integrating Data Call’s active content alongside their presentations, companies can provide the entertainment content so necessary in dwell-time retention without disrupting the core message of the presentation. Information categories provided by Data Call include news, weather, sports, financial data and the latest traffic alerts, amongst others. With such a broad range of offerings, companies have access to the active and dynamic content they need, regardless of the market they are addressing.

Data Call Opportunities

The opportunities for Data Call in the digital signage industry are countless. Many companies nowadays would outsource all or part of their content creation. Data Call stands ready as their outsourced provider of active content data. Whether it’s general entertainment information (news, sports, stocks, etc.) or location-targeted active content (weather, traffic, etc), research is validating the long-held assumption that it is active content that draws viewers to digital signage and keeps them engaged throughout the presentation.

Over the past six years, Data Call has worked with the industry leaders in digital signage to develop the data formats and communication methods to allow Data Call’s active content to be easily integrated into their hardware and software products.

Partners, Not Customers

Data Call’s approach to customer relations is to not accumulate customers, but to build partnerships. Each Data Call partner is as unique as the digital signage market they service, and each has their own requirements for active content. In developing active content for digital signage, Data Call identified three factors that had to be addressed - reliability, objectivity and ease of implementation. To address the reliability requirement, Data Call opted to license information from the leaders that create news, weather, sports and financial data rather than “scrapping” information from the Internet (which can be illegal) or pulling RSS feeds (which may come and go at the provider’s whim). Licensing data from these providers also satisfied the second requirement, objectivity. The Internet is as littered of slanted opinions and hidden agendas as there are users of the Internet, So arbitrarily allowing these “news” sources to go unchecked into Data Call’s active content was completely unacceptable. Finally, the third requirement, ease of implementation, was address by both Data Call’s licensing of data and the method by which it was disseminated to their partners.

Data Call understood that digital signage and Kiosk implementers had larger issues to tackle than the multitude of licenses that would need to be managed and the varying formats of the source data to be dealt with if active content was obtained from multiple vendors. Data Call offers a “one stop shop” for all of their active content requirements covered by a single license. Ease of implementation also would require that the multiple formats of all Data Call’s data providers be distilled into a single format. Because active content may be displayed in a multitude of ways (banners, tickers, scrolls or artistically integrated with the overall presentation), Data Call produced a set of common data layouts in the industry-standard XML (extensible markup language) format. Many partners find these formats to be easily integrated into their products, but in several cases, Data Call has produced customized data formats to the exact requirements of their partners. This customization ensures the highest level of reliable and ease of integration possible.

Market demand, opportunity and technology converge at a single point in time, and Data Call is there. Digital signage platforms are evolving to meet mass market requirements, costs for hardware and software are falling to the point of becoming commodities and the markets for digital signage are clarifying through historical trial and error.

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

Material Contracts

On September 6, 2006, we entered into a two-year renewable services agreement with 3M Digital Signature, pursuant to which we agreed to supply 3M the use of our Direct Lynk Messenger technology. Pursuant to the agreement, all materials made available to us by 3M in connection with the services we will provide will remain the property of 3M. This contract has since been renewed for the years 2012 and 2011.

In September 2007, we entered into a three-year auto renew agreement with a platform developer, Leightronix, a company which manufactures head end hardware and software for use on PEG channels, which allows us to transfer our Direct Lynk System feeds to head ends equipped with the Leightronix product through Leightronix servers. This contract is currently being renewed annually

In March 2008 we entered into an annual agreement with various annual purchase orders to provide our Direct Lynk System feeds to York Telecom’s network of digital signage through out digital signage deployments within the Social Security Administration offices across the U.S. This contract is renewed annually.

Dependence On One Or A Few Customers

At December 31, 2011, we had over 1,000 customers who pay to subscribe to our Direct Lynk System, We also have several companies which are testing the Direct Lynk System, and expect that several of them may become future customers. We are dependent upon three major customers, who includes: Leightronix, Inc., Zero in Media, LLC and York Telecom. During 2010, our three largest customers accounted for over 50% of our revenues.

Employees

At December 31, 2011, we had 3 full time employees. Depending upon our level of our growth, we expect that we will be required to hire additional personnel in the areas of sales and marketing, software design, research and development, etc.

Estimate Of The Amount Spent On Research And Development Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development of our Direct Lynk Messenger System, including software and hardware development and testing. The amount spent on this research and development since inception through December 31, 2011 is approximately $2,000,000.

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

We require additional financing to continue our business plan

Additional financing is expected to be required in 2012, but there can be no assurance that such financing will be available at terms and conditions acceptable to the Company.  Further, there can be no assurance that unforeseen events, such as the length of time necessary to generate increasing market acceptance of our Direct Lynk System, or any unexpected material increased development costs, or the general economy in the markets where we offer our Direct Lynk System, may result in an inability to secure necessary additional financing at satisfactory terms and conditions, if at all. Since inception, we have been dependent upon financing raised through the sale of restricted shares of our common stock to support our operations. We expect that we will be required to raise additional funding through the issuance of restricted shares of our common stock, but there can be no assurance that we will be able to raise sufficient capital in a timely manner to continue our business plan at anticipated levels of growth.

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

We compete with other companies that have more resources, which puts us at a competitive disadvantage.

The market for digital signage software and systems is highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors may have significantly greater financial, technical and marketing resources than our company. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than our company.

We expect competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product and service introductions or enhancements by our competitors could reduce sales and the market acceptance of our products and services, cause intense price competition or make our products and services obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not have sufficient resources to make these investments or are unable to make the technological advances necessary to be competitive, our competitive position will suffer. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could adversely affect our business and financial condition.

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

We rely on key management personnel

We are highly dependent upon the services and efforts of key management personnel including: James Ammons, our Chairman and Director; Timothy Vance, our Chief Executive Officer, Chief Operating Officer and Director; and James Tevis our Chief Technology Officer. Our ability to operate and implement our business plan is heavily dependent upon the continued service of Messrs. Vance and Tevis, as well as our ability to attract, retain and motivate other qualified personnel. The loss of Messrs. Ammons, Vance or Tevis, or our inability to hire and retain qualified sales and marketing, software engineers and management personnel would have a material adverse effect on our business and operations and would likely result in a decrease in the value of our securities.

We are highly dependent upon our ability to successfully market Direct Lynk System to subscribers

We are dependent on the abilities of our sales and marketing department, to continue to generate subscriptions for our Direct Lynk System and to broaden our customer base. While the number of paying subscribers for our Direct Lynk System increased at December 31, 2011 compared to December 31, 2010, there can be no assurance that our sales and marketing department will be able to continue to achieve market acceptance for our Direct Lynk System and increase our customer base to a level that will permit profitable operations. If our sales and marketing department is unable to continue to generate new customers and attract trial customers to test our Direct Lynk System and experience what we believe are our advantages and learn of their potential uses, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

Difficult and volatile conditions in the capital, credit and commodities markets and general economic uncertainty have prompted companies to cut capital spending worldwide and could continue to materially adversely affect our business.

Disruptions in the economy and constraints in the capital, credit and commodities markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to continuing economic uncertainty. Our financial position, results of operations and cash flow could continue to be materially adversely affected by continuing difficult economic conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. The continuing impact that these factors might have on us and our business is uncertain and cannot be predicted at this time. Such economic conditions have accentuated each of the risks we face and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

Market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.

Economic conditions could continue to result in our customers experiencing financial difficulties or electing to limit spending because of the declining economy, which may result in decreased revenue for us. Difficult economic conditions have adversely affected certain industries in particular, including the automotive and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment terms.

Economic conditions could materially impact us through insolvency of our suppliers or current customers.

Economic conditions combined with the weakness in the credit markets could continue to lead to increased price competition for our products, increased risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue.

If the markets in which we participate experience further economic downturns or slow recovery, this could continue to negatively impact our sales and revenue generation, margins and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations. While we have down-sized our operations to reflect decreased demand, we may not be successful in mirroring current demand. If customer demand were to decline further, we might be unable to adjust expense levels rapidly enough in response to falling demand or without changing the way in which we operate. If revenue were to decrease further and we were unable to adequately reduce expense levels, we might incur significant losses that could adversely affect our overall financial performance and the market price of our common stock.

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

We are dependent on the security of the Internet to serve our customers; any security breaches or other Internet difficulties could adversely affect our business

We offer the majority of our services through, the secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures ( hacker) could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships could be irreparably harmed. Although we currently have in place security measures that we feel are adequate to protect our business and those of our customers, these measures may not prevent future security breaches. Nature’s events placed on our systems could cause our systems to fail or cause our systems to operate at speeds unacceptable to our users, in which event we could lose customers and experience a material impact on our financial condition.

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

Our auditors have expressed a concern about our ability to continue as a going concern

Our auditors, in our audited financial statements expressed a concern about our ability to continue as a going concern. We had negative working capital of $218,731 and an accumulated deficit of $9,002,713 as of December 31, 2011, and have generated limited revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

We are subject to financial reporting and other requirements for which our accounting, other management systems and resources may not be adequately prepared.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with reporting requirements and corporate governance requirements, including requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002, and rules implemented by the SEC.

If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements, and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, if our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and if it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our annual report with the SEC, which could also adversely affect the trading price of our common stock and our ability to secure any necessary additional financing,

In addition, the foregoing regulatory requirements could make it difficult or costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on board committees or as executive officers.

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

Compliance with Penny Stock Rules

Our securities will initially be considered a "penny stock" as defined in the Exchange Act and the rules there under, since the price of our shares of common stock is less than $5. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

Shares eligible for future sale

As of December 31, 2011, the Registrant had 19,976,421 shares of common stock issued and outstanding of which 6,951,070 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a six month holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2011, we have 19,976,421 shares of common stock issued and outstanding and 800,000 shares of preferred stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval, to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

On October 1, 2011, we entered into a year to year lease for our principal office consisting of approximately 2,240 square feet located at 600 Kenrick, Suite B-12, Houston Texas 77060, with Kjoshbin L.P., an unaffiliated third party. The lease provides for a monthly rental of $1,164.

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

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.009	$0.009	$0.03	$0.007	$0.026	$0.005
Second Quarter ended June 30	$0.0065	$0.0065	$0.02	$0.005	$0.023	$0.006
Third Quarter ended September 30	$0.019	$0.0055	$0.02	$0.002	$0.035	$0.01
Fourth Quarter ended December 31	$0.0035	$0.0035	$0.015	$0.002	$0.025	$0.01

As of December 31, 2011, our shares of common stock were held by approximately 176 stockholders of record.

Dividends

Holders of our preferred stock have dividends at 12 percent annually, subject to conversion into common stock. The undeclared dividends of this stock are calculated, but have not been recorded.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2011.

Recent Sales Of Unregistered Securities

Date	Title	Shares Issued/to be Issued	Persons	Cash or Non Cash Consideration
10/04/2011	Common	100,000	Jim Scigliano	At $0.10 per share or a total of $10,000

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. This offering was done with no general solicitation or advertising by the Registrant. The investors was a business acquaintances of management and and the private sale transactions were negotiated between the investors and management individually. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information. Based on an analysis of the above factors, the Registrant has met the requirements to qualify this offering and sale for exemption under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

N.A.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

We believe that we can continue our business operations for the foreseeable future, assuming expenses do not increase significantly. The Company has implemented cost management measurements to reduce monthly expenditures. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months. We currently have no plans to increase the number of employees. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities.

We plan to continue to grow our business and market our Direct Lynk System to potential customers over the course of the next twelve months by marketing our technology to digital signage manufacturers, trade magazines, trade shows and call centers. We will also continue on a limited basis our practice of providing potential customers free trials of the Direct Lynk System, for which we will receive no revenue, in an attempt to build both product awareness for the Direct Lynk System and to potentially lead to sales down the road, which in the opinion of our management has been successful both in building brand awareness for the Direct Lynk System and in bringing in new clients for subscriptions. We added subscribers for our technology throughout 2011 and hope to build and increase such subscribers moving forward. However, as of the date of this filing, we have generated only limited revenues through paying subscriptions for the Direct Lynk System, and we can provide no assurances that we will generate any meaningful revenues in the future, that we will be successful in marketing our Direct Lynk System to potential customers. If we are unable to generate sufficient revenues to support our operating expenses moving forward, we may be forced to scale back our marketing efforts (please see "Risk Factors" above for more detailed descriptions of these and other risks to which we are subject).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has limited capital. Successful development and marketing of the Company’s products and the procurement of additional financing will be necessary for the Company to continue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THE YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

We had $548,689 of sales revenue for the year ended December 31, 2011, compared to sales revenue of $450,345 for the year ended December 31, 2010, an increase in sales revenue of $98,344 or 21.8% from the prior period. We generate revenues through subscription fees received in connection with our Direct Lynk System. In accordance with accounting regulations, we have deferred $82,800 to 2012.

We had total costs of sales for the year ended December 31, 2011 of $121,297 compared to total costs of sales of $101,940 for the year ended December 31, 2010, which resulted in a gross margin of $427,392 for the year ended December 31, 2011, compared to a gross margin of $348,405 for the year ended December 31, 2010, an increase in gross margin of $78,987 from the prior year, our increase in cost of sales was due our server hosting fees, which included the cost of additional servers and bandwidth necessary for anticipated new applications.

Cost of sales as a percentage of sales was 22.1% for the year ended December 31, 2011, compared to 23.9% for the year ended December 31, 2010. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease further as we expect to take advantage of applicable economies of scale which reduced our expenses of $536,701 for the year ended December 31, 2011, compared to total expenses of $690,249 for the year ended December 31, 2010, a decrease in expenses of $153,548 or 22.2% from the prior period. The decrease in expenses was mainly due to decrease in product development costs, decrease in professional fees and decrease in advertising and marketing expenses. The expenses of $536,701 included the completion of the amortization of stock for $82,499 and the write off of the PrioServ investment of $30,000.

We had a net loss of $109,309 for the year ended December 31, 2011, compared to a net loss of $341,844 for the year ended December 31, 2010, a decrease in the net loss of $232,535 as compared to the prior year. The net loss of $109,309 includes the final amortization of stock $82,499 and the write off of PrioServ $30,000.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $92,075 as of December 31, 2011, which consisted of $44,851 in cash and accounts receivable of $47,224, as compared to $79,524 as of December 31, 2010, which consisted of $23,052 in cash, $26,472 in accounts receivable and $30,000 in prepaid expenses, an increase of $12,551 or 15.8% in current assets from December 31, 2010.

We had total assets of $101,383 as of December 31, 2011, compared to $90,912 as of December 31, 2010 or a increase of $10,471, which consisted of current assets of $92,075, total property and equipment (net of accumulated depreciation) of $4,053, which included high end flat screen televisions, computers and software equipment responsible for running our Direct Lynk System which is stored in our Houston office; and other assets of $5,255, which included our deposit on our Houston office space.

We had total liabilities of $310,806 as of December 31, 2011, compared to $283,525 as of December 31, 2010, an increase of $27,281 or 9.6%, primarily consisting of accounts payable of $40,889 accrued salaries of $116,617, accrued interest of $5,500, short term note of $65,000 and deferred revenue of $82,800. We had negative working capital of $218,731 and an accumulated deficit of $9,002,713 as of December 31, 2011.

We used $1,798 of cash in our operating activities for the year ended December 31, 2011, which was mainly due to a net loss of $109,309, which included $82,499 in amortization of deferred stock-based compensation, increase in accounts receivables of $20,752, the write off of PrioServ in the amount of $30,00 and change in deferred revenue of $14,126.

We had no investing activities during 2011. Financing activities for the year ended December 31, 2011 representied proceeds from the short term borrowings of $10,000.and the proceeds from the sale of stock in the amount of $10,000

Although we hope to generate meaningful revenues sufficient to support our operations in the next eight to twelve months, if we are unsuccessful in generating such revenues, we will likely need to take steps to raise equity capital or to borrow additional funds, to continue our operations and meet our upcoming liabilities, as described above. We have no commitments from officers, Directors or affiliates to provide funding. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations.

ITEM 7A. QUANTITATIVEAND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DATA CALL TECHNOLOGIES, INC.

Financial Statements:

McConnell & Jones LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Data Call Technologies, Inc.

We have audited the accompanying balance sheets of Data Call Technologies, Inc. (the Company) as of December 31, 2011, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Call Technologies, Inc as of December 31, 2011 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 8 of the financial statements, the Company has incurred losses, has negative operational cash flows and does not have the resources at this time to repay credit and debt obligations, make payments in the form of dividends to its shareholders or fully implement its business plan.. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 8 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas

April 10, 2012

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

John A. Braden, P.C.

Houston, Texas
April 6, 2011

DATA CALL TECHNOLOGIES, INC.
Balance Sheets
December 31, 2011 and 2010

Assets
	2011	2010
Current assets:
Cash	$44,851	$23,052
Accounts receivable	47,224	26,472
Prepaid expenses	-	30,000
Total current assets	92,075	79,524

Property and equipment	121,175	121,176
Less accumulated depreciation and amortization	117,122	115,043
Net property and equipment	4,053	6,133

Other assets	5,255	5,255
Total assets	$101,383	$90,912

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	40,889	35,059
Accrued salaries	116,617	124,782
Accrued interest	5,500	-
Deferred revenue	82,800	68,674
Short-term note payable to shareholder	65,000	55,000
Total current liabilities	310,806	283,525

Total liabilities	310,806	283,525

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2011 and none at December 31, 2010	800	800
Common stock, $.001 par value. Authorized 200,000,000 shares:
19,976,421 shares issued and outstanding at December 31, 2011,
19,876,420 shares issued and outstanding at December 31, 2010	19,976	19,876
Additional paid-in capital	8,772,514	8,762,514
Accumulated deficit	(9,002,713)	(8,893,404)
	(209,423)	(110,114)
Deferred stock compensation	-	(82,499)
Total stockholders' equity (deficit)	(209,423)	(192,613)
Total liabilities and stockholders' equity	$101,383	$90,912

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations
Years ended December 31, 2011 and 2010

	2011	2010

Revenues
Sales	$548,689	$450,345
Cost of sales	121,297	101,940
Gross margin	427,392	348,405

Selling, general and administrative expenses	534,621	678,058
Depreciation and amortization expense	2,080	12,191
Total operating expenses	536,701	690,249

Net loss before income taxes	(109,309)	(341,844)

Provision for income taxes	-	-
Net loss	$(109,309)	$(341,844)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.02)

Weighted average common shares:
Basic and Diluted	19,909,753	19,876,421

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Stockholders' Equity
Years ended December 31, 2011 and 2010

	Preferred Stock		Common Stock		Additional	Accumulated	Unearned	Stockholders' equity
	shares	amount	shares	amount	paid in capital	deficit	compensation	(deficit)

Balance, December 31, 2009	-	$-	17,176,521	$17,176	$8,407,571	$(8,551,560)	$(50,281)	$(108,388)
Issuance of preferred shares under
private placement	800,000	800	-	-	39,200	-	-	40,000
Stock-based compensation expense			2,700,000	2,700	214,000	-	(110,000)	106,700
Amortization of deferred stock compensation	-	-	-	-	-	-	77,782	77,782
Compensation for stock options and warrants	-	-	-	-	22,337	-	-	22,337
Net loss	-	-	-	-	-	(341,844)	-	(341,844)
Balance, December 31, 2010	800,000	800	19,876,421	19,876	8,683,108	(8,893,404)	(82,499)	(192,619)
Balance, December 31, 2010
restated after 1:5 stock split	800,000	800	19,876,421	19,876	8,762,414	(8,893,404)	(82,499)	(192,619)
Issuance of common stock			100,000	100	9,900	-	-	10,000
Amortization of deferred stock compensation	-	-	-	-	-	-	82,499	82,499
Net loss	-	-	-	-	-	(109,309)	-	(109,309)
Balance, December 31, 2011	800,000	$800	19,976,421	$19,976	$8,772,514	$9,002,713	$0	$(209,423)

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows
Years ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(109,309)	$(341,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,079	12,191
Amortization of deferred stock-based compensation	82,499	100,119
Compensation for stock options and warrants	-	117,500
(Increase) decrease in operating assets:
Accounts receivable	(20,752)	(9,869)
Prepaid expenses	30,000	-
Increase (decrease) in operating liabilities:
Accounts payable	5,819	10,983
Accrued salaries	(2,764)	58,746
Deferred revenues	14,126	-
Net cash used in operating activities	1,798	(52,176)

Cash flows from investing activities
Capital expenditure for equipment	-	(2,303)
Net cash used in investing activities	-	(2,303)

Cash flows from financing activities:
Proceeds from issuance of common shares under private placement	-	40,000
Procceds from sale of common stock	10,000	-
Proceeds from sale of short-term borrowing from shareholder	10,000	-
Net cash provided by financing activities	20,000	40,000

Net increase (decrease) in cash	21,799	(14,479)
Cash at beginning of year	23,052	37,531
Cash at end of year	$44,851	$23,052

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2011 and 2010

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

The Company’s financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and result of operations for the periods presented have been reflected herein.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents.

Revenue Recognition

Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

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

Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2011 and 2010, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. On October 5, 2011 the Board of Directors unanimously approved an amendment to the Company’s Articles of Incorporation to effect a reverse stock split whereby all outstanding shares of the Company’s common stock will be subject to a reverse split on a One for Five (1:5) basis (the “Reverse Split”). Subsequently the Company obtained 52.2% of shareholders’ vote to ratify the reverse stock split. The Reverse Split which was approved by FINRA effective, February 24,2012 reduces the number of outstanding shares of common stock from approximately 99,382,100 shares to approximately 19,876,421 shares. The Reverse Split does not have any effect on the percentage ownership of any holders of the Company’s common stock. The Company has retroactively shown the impact of the reverse stock split for all periods presented.

Stock-based Compensation

We account for stock-based compensation in accordance with “FASB ASC 718-10.” Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

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

New Pronouncements

In June 2011, the FASB issued authoritative accounting guidance related to “Presentation of Comprehensive Income” which amended existing accounting guidance related to “Comprehensive Income.” The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively for all prior periods presented. Early adoption is permitted because compliance with the amendments is already permitted. We do not expect this guidance to have a material effect on our financial statements.

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

(2) Related Party Transactions

During 2010, the Company received cash in the sum of $50,000 from a shareholder for a Note Payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been accrued for 2011. During the quarter ended September 30, 2011, the Company received a short term convertible loan from two shareholders in the amount of $20,000. The notes are due in one year and bear interest at 10%. During the fourth quarter $10,000 was converted to common stock.

(3) Prepaids

The Company entered into a contract on March 20, 2009 with PrioServ and agreed to pay $150,000 and 2,500,000 shares of stock for the client base, information technology, corporate knowledge and infrastructure related to PrioServ’s existing operations. The Company made a deposit of $30,000 at that time. Completion of this contract was anticipated to occur in 2009, but has been delayed due to lack of funding. Both parties have agreed to discontinue the extension of the agreement and because of this event the Company has written off the prepayment of $30,000 at year end 2011.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:
		December 31
	Years	2011	2010
Equipment	3-5	$92,680	$92,680
Office furniture	7	20,483	20,483
Leasehold improvements	3	8,013	8,013
		121,176	121,176
Less accumulated depreciation and amortization		(117,121)	(115,043)
Net property and equipment		$4,053	$6,133

(5) Income Taxes
	December 31
	2011	2010
Tax expense/(benefit) computed at statutory rate for continuing operations	$(37,165)	$(119,645)
Tax effect (benefit) of operating loss carryforwards	37,165	119,645
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $8,893,404 as of December 31, 2011, to offset future taxable income, which expire 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

		December 31
		2011		2010
Deferred tax assets:	$		$
Net operating loss		3,326,557		3,248,000
Valuation allowance		(3,326,557)		(3,248,000)
Net deferred asset		$-		$-

At December 31, 2011, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(6) Lease Agreements

The Company leases office space under noncancellable operating leases which expire on October 31, 2012. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2012	11,648
$11,648

(7) Capital Stock, Options and Warrants

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 are presently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 99,382,100 shares were issued and outstanding at December 31, 2010. As of December 31, 2011, after the 1:5 stock split, the Company is authorized 40,000,000 shares of Common Stock, of which 19,876,421 shares were issued and outstanding.

The Company’s preferred stock has a preferential dividend rate of 12% per year. Accrued and undeclared dividends can be converted into common stock. The Company has not declared or accrued any dividends. As of December 31, 2011unaccrued and undeclared dividends were $8,100. The Company’s convertible notes include warrants which include the additional purchase of stock. When the convertible notes were issued the price of our stock was $0.0065. The Company believes that the common stock is illiquid and has been infrequently traded during the last three years, the fair market value of the stock price was not deemed to be a fair value of the conversion feature. Management decided that because of the Company’s ability to continue as a going concern was in question a price of less than $0.005 was a more reasonable measure of the fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

On October 5, 2011 the Board of Directors unanimously approved an amendment to the Company’s Articles of Incorporation to effect a reverse stock split whereby all outstanding shares of the Company’s common stock will be subject to a reverse split on a One for Five (1:5) basis (the “Reverse Split”). Subsequently the Company obtained 52.2% shareholders’ vote to ratify the reverse stock split. The Reverse Split which was approved by FINRA effective February 24, 2012 reduces the number of outstanding shares of common stock from approximately 99,382,100 shares to approximately 19,876,421 shares. The Reverse Split does not have any effect on the percentage ownership of any holders of the Company’s common stock. The Company has retroactively shown the impact of the reverse stock split for all periods presented.

(8) Going Concern

The Company sustained a loss of approximately $109,309 for the year ended December 31, 2011, has an accumulated deficit of $9 million, and does not have the resources at this time to repay credit and debt obligations, make payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to continue as a going concern.

In the near term management plans to continue to focus on increasing sales and raising the funds necessary to fully implement the Company’s business plan. Management believes that certain shareholders will continue to advance the capital required to met the Company’s financial obligations. There is no assurance however, that these shareholders will continue to advance capital to the Company or that the business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

(9) Commitments and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company received an informal claim from a former officer who resigned from of his position with the Company in 2003. The officer claims that the Company owes him an unresolved amount of shares of the Company's common stock. Management feels that the former officer's claim is without merit and no liability has been established for this contingent liability. The Company has reached a settlement with the former officer as of December 31, 2011, which called for the issuance of 3,500,000 shares of common stock. In anticipation of this contingency the Company recorded and expensed $67,500 in the third quarter of 2010.

(10) Subsequent Events

On October 5, 2011, the Board of Directors unanimously approved an amendment to the Company’s Articles of Incorporation to effect a reverse stock split whereby all outstanding shares of the Company’s common stock will be subject to a reverse split on a One for Five (1:5) basis (the “Reverse Split”). Subsequently the Company obtained 52.2% shareholders’ vote to ratify the reverse stock split. The Reverse Split which was approved by FINRA effective, February 24, 2012 reduces the number of outstanding shares of common stock from approximately 99,382,100 shares to approximately 19,876,421 shares. The Reverse Split does not have any effect on the percentage ownership of any holders of the Company’s common stock. The Company has retroactively shown the impact of the reverse stock split for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2011.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions during the year ended December 31, 2011. Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Jim Ammons	59	Chairman of the Board
Timothy Vance	45	Chief Executive Officer and Director
Larry Mosley	61	Chief Financial Officer and Director

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

EMPLOYMENT AGREEMENTS

On January 1, 2009 the Board of Directors met and after reviewing the operations and financial condition of the Company pasted a resolution which ratifies and approves the amendment of the employment agree ments by and between the Corporation and all of its executive officers, directors and employees (the “Employment Agreements”), effective January 1,2008, as follows: i) the automatic renewal provision in each Employment Agreement is null and void; and (ii) the right of the officers, directors, and employees to the accrued compensations as stands, as of January 1, 2008; and (ii) there will be no accrued compensation for any officer, director or employee moving forward as of January 1, 2008. Effective October 1, 2005, we entered into employment agreements with Timothy Vance to serve as our Director of Customer Support and Larry Mosley to serve as our Chief Financial Officer. On February 13, 2006, we entered into Addendums to those agreements.

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

In the event Mr. Vance's or Mr. Mosley's employment is terminated under (a) through (d) above, either of them is entitled to all compensation earned by him through the date of his termination. Additionally, Mr. Vance may be terminated at any time without cause, provided that we pay him a one-time lump sum payment payable within 30 days of his termination without cause of the total amount of salary remaining to be paid under his employment agreement. Mr. Mosley cannot be terminated without cause. The employment agreements of Mr. Vance and Mr Mosley were deemed to be null and void effective January 1, 2008.

Mr. Ammons employment agreement provides that Mr. Ammons may be provided a car allowance by us, not to exceed $600 per month. In consideration for Mr. Ammons entering into his employment agreement, we agreed to grant him options to purchase 3,000,000 shares of our common stock at $0.10 per share. The options vested immediately upon Mr. Ammons entry into his employment agreement, and expire on February 8, 2011. The options also contain a cashless exercise provision, whereby Mr. Ammons can pay for the exercise of the options in shares of our common stock. The employment agreement of Mr. Ammons has deemed to be null and void effective January 1, 2008

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation during the fiscal years ending December 31, 2011, 2010 and 2009.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards *

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position (a)	Year	($)	($)	($)	($)	($)	($)

Tim Vance, CEO, COO (1)	2011	77,050	---	6,000	---	---	83,050
	2010	72,300	---	6,000	---	---	78,300
	2009	75,000	---	---	---	---	75,000
James Ammons, Chairman	2011	72,300	---	6,000	---	---	78,300
	2010	78,300	---	6,000	---	---	84,300
	2009	75,200	---	6,000	---	---	81,200
Larry Mosley, CFO and Director	2011	2,500	---	---	---	---	2,500
	2010	8,500	---	---	---	---	8,500
	2009	9,375	---	---	---	---	9,375

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
(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2011. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
James Ammons, Chairman	1,830,000	9.16%
600 Kenrick, Suite 12-B
Houston, TX 77060

Milford and Ruth Mast	2,203,300(2)(3)	10.03%
466 N. Manor Rd.
Elverson, PA 19520

Timothy Vance, CEO, COO and Director	670,000	3.35%
600 Kenrick, Suite B-12
Houston, Texas 77060

Larry Mosley, CFO and Director	317,500	1.59%
600 Kenrick, Suite B-12
Houston, Texas 77060
Director and Officer (3 person)	2,817,500	14.10%

(1) Applicable percentage ownership is based on 19,679,421 shares of common stock outstanding as of December 31, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 3,000,000 shares held by an unincorporated entity, Regional Marketing Co., which is controlled by Milford Mast.
(3) Milford and Ruth Mast are deemed to beneficially own the shares of common stock held by each other since they are husband and wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Public Accountants

Our auditor, McConnell & Jones, LLP. has served as the Company’s independent registered public accountants for the fiscal year 2011. Our auditor, John A. Braden, P.C. has served as the Company’s independent registered public accountants for the fiscal year 2010.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP and John A. Braden, P.C. for the audit of the Registrant's annual financial statements for the years ended December 31, 2011 and 2010, and fees billed for other services rendered by McConnell & Jones, LLP and John A. Braden, P.C. during those periods.

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Audit fees (1)	$15,150	$18,713
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

SIGNATURE	TITLE	DATE
/s/ Tim Vance	Chief Executive Officer and Director	April 13, 2012
Tim Vance

/s/ Larry Mosley	Chief Financial Officer and Director	April 13, 2012
Larry Mosley