Form 10-K/A
period 2011-12-31
Data Call Technologies
filed 2012-05-01
CIK 1321828

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

On July 1, 2011, we entered into a month-to-month lease for our principal office consisting of approximately 2,240 square feet located at 600 Kenrick, Suite B-12, Houston Texas 77060, with Kjoshbin L.P., an unaffiliated third party. The lease provides for a monthly rental of $1,164.

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

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.009	$0.009	$0.03	$0.007	$0.026	$0.005
Second Quarter ended June 30	$0.0065	$0.0065	$0.02	$0.005	$0.023	$0.006
Third Quarter ended September 30	$0.019	$0.0055	$0.015	$0.002	$0.035	$0.01
Fourth Quarter ended December 31	$0.0035	$0.0035	$0.015	$0.002	$0.025	$0.01

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

Cost of sales as a percentage of sales was 22.1% for the year ended December 31, 2011, compared to 22.6% for the year ended December 31, 2010. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease further as we expect to take advantage of applicable economies of scale which reduced our expenses of $536,701 for the year ended December 31, 2011, compared to total expenses of $690,249 for the year ended December 31, 2010, a decrease in expenses of $153,548 or 22.2% from the prior period. The decrease in expenses was mainly due to decrease in product development costs, decrease in professional fees and decrease in advertising and marketing expenses. The expenses of $536,701 included the completion of the amortization of stock for $82,499 and the write off of the PrioServ investment of $30,000.

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

We used $1,798 of cash in our operating activities for the year ended December 31, 2011, which was mainly due to a net loss of $109,309, which included $82,499 in amortization of deferred stock-based compensation, increase in accounts receivables of $20,752, the write off of PrioServ in the amount of $30,000 and change in deferred revenue of $14,126.

We had no investing activities during 2011. Financing activities for the year ended December 31, 2011 represented proceeds from the short term borrowings of $10,000 and the proceeds from the sale of stock in the amount of $10,000.

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

John A. Braden, P.C.

Houston, Texas
April 6, 2011

DATA CALL TECHNOLOGIES, INC.
Balance Sheets
December 31, 2011 and 2010

Assets
	2011	2010
Current assets:
Cash	$44,851	$23,052
Accounts receivable	47,224	26,472
Prepaid expenses	-	30,000
Total current assets	92,075	79,524

Property and equipment	121,175	121,176
Less accumulated depreciation and amortization	117,122	115,043
Net property and equipment	4,053	6,133

Other assets	5,255	5,255
Total assets	$101,383	$90,912

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$40,889	$35,059
Accrued salaries	116,617	124,782
Accrued interest	5,500	-
Deferred revenue	82,800	68,674
Short-term note payable to shareholder	65,000	55,000
Total current liabilities	310,806	283,525

Total liabilities	310,806	283,525

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2011 and at December 31, 2010	800	800
Common stock, $.001 par value. Authorized 200,000,000 shares:
19,976,421 shares issued and outstanding at December 31, 2011,
19,876,420 shares issued and outstanding at December 31, 2010	19,976	19,876
Additional paid-in capital	8,772,514	8,762,614
Accumulated deficit	(9,002,713)	(8,893,404)
	(209,423)	(110,114)
Deferred stock compensation	-	(82,499)
Total stockholders' equity (deficit)	(209,423)	(192,613)
Total liabilities and stockholders' equity	$101,383	$90,912

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

DATA CALL TECHNOLOGIES, INC.
Statements of Stockholders' Equity
Years ended December 31, 2011 and 2010

	Preferred Stock		Common Stock		Additional	Accumulated	Unearned	Stockholders' equity
	shares	amount	shares	amount	paid in capital	deficit	compensation	(deficit)

Balance, December 31, 2009	-	$-	17,176,421	$17,176	$8,476,277	$(8,551,560)	$(50,281)	$(108,388)
Issuance of preferred shares under
private placement	800,000	800	-	-	39,200	-	-	40,000
Stock-based compensation expense			2,700,000	2,700	224,800	-	(110,000)	117,500
Amortization of deferred stock compensation	-	-	-	-	-	-	77,782	77,782
Compensation for stock options and warrants	-	-	-	-	22,337	-	-	22,337
Net loss	-	-	-	-	-	(341,844)	-	(341,844)
Balance, December 31, 2010	800,000	800	19,876,421	19,876	8,762,614	(8,893,404)	(82,499)	(192,613)
Issuance of common stock			100,000	100	9,900	-	-	10,000
Amortization of deferred stock compensation	-	-	-	-	-	-	82,499	82,499
Net loss	-	-	-	-	-	(109,309)	-	(109,309)
Balance, December 31, 2011	800,000	$800	19,976,421	$19,976	$8,772,514	$9,002,713	$-	$(209,423)

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

(2) Related Party Transactions

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Note Payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been accrued for 2011. During the quarter ended September 30, 2011, the Company received a short term convertble loan from two shareholders in the amount of $20,000. The notes are due in one year and bear interest at 10%. During the fourth quarter $10,000 was converted to common stock.

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

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:
		December 31
	Years	2011	2010
Equipment	3-5	$92,680	$92,680
Office furniture	7	20,483	20,483
Leasehold improvements	3	8,013	8,013
		121,176	121,176
Less accumulated depreciation and amortization		117,121	115,043
Net property and equipment		$4,053	$6,133

(5) Income Taxes
	December 31
	2011	2010
Tax expense/(benefit) computed at statutory rate for continuing operations	$(37,165)	$(119,645)
Tax effect (benefit) of operating loss carryforwards	37,165	119,645
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $9,002,713 as of December 31, 2011, to offset future taxable income, which expire 2029.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 99,382,100 shares were issued and outstanding at December 31, 2010. As of December 31, 2011, after the 1:5 stock split, the Company is authorized 40,000,000 shares of Common Stock, of which 19,976,421 shares were issued and outstanding.

The Company’s preferred stock has a preferential dividend rate of 12% per year. Accrued and undeclared dividends can be converted into common stock. The Company has not declared or accrued any dividends. As of December 31, 2011unaccrued and undeclared dividends were $8,100. The Company’s convertible notes include warrants. When the convertible notes were issued the price of our stock was $0.0065. The Company believes that the common stock is illiquid and has been infrequently traded during the last three years, the trading price of the stock price was not deemed to be a fair value of the conversion feature. Management decided that because of the Company’s ability to continue as a going concern was in question a price of less than $0.005 was a more reasonable measure of the fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

On October 5, 2011 the Board of Directors unanimously approved an amendment to the Company’s Articles of Incorporation to effect a reverse stock split whereby all outstanding shares of the Company’s common stock will be subject to a reverse split on a One for Five (1:5) basis (the “Reverse Split”). Subsequently the Company obtained 52.2% shareholders’ vote to ratify the reverse stock split. The Reverse Split which was approved by FINRA effective February 24, 2012 reduces the number of outstanding shares of common stock from approximately 99,382,100 shares to approximately 19,976,421 shares. The Reverse Split does not have any effect on the percentage ownership of any holders of the Company’s common stock. The Company has retroactively shown the impact of the reverse stock split for all periods presented.

(7) Going Concern

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

(8) Commitments and Contingencies

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

(9) Subsequent Events

On October 5, 2011, the Board of Directors unanimously approved an amendment to the Company’s Articles of Incorporation to effect a reverse stock split whereby all outstanding shares of the Company’s common stock will be subject to a reverse split on a One for Five (1:5) basis (the “Reverse Split”). Subsequently the Company obtained 52.2% shareholders’ vote to ratify the reverse stock split. The Reverse Split which was approved by FINRA effective, February 24, 2012 reduces the number of outstanding shares of common stock from approximately 99,382,100 shares to approximately 19,976,421 shares. The Reverse Split does not have any effect on the percentage ownership of any holders of the Company’s common stock. The Company has retroactively shown the impact of the reverse stock split for all periods presented.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2011. Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2012.

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

JIM AMMONS - CHAIRMAN OF THE BOARD AND DIRECTOR

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

TIMOTHY VANCE - CHIEF EXECUTIVE OFFICER AND DIRECTOR

Timothy Vance, a co-founder, has served as one of our Directors since June 2003 and as our Chief Operating Officer since January 2007 and Chief Executive Officer since July 2008. However, Mr. Vance has been part of the Data Call Technologies, Inc. management team since our inception. From January 2000 through January 2001 Mr. Vance was employed at QVS Wireless Corporation, where his employment consisted of general office administration. Prior to his employment with QVS, Mr. Vance was employed in the Marine and Industrial sector for some 15 years implementing computer inventory and operation logistic systems.

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

EMPLOYMENT AGREEMENTS

On January 1, 2009 the Board of Directors met and after reviewing the operations and financial condition of the Company pasted a resolution which ratifies and approves the amendment of the employment agreements by and between the Corporation and all of its executive officers, directors and employees (the “Employment Agreements”), effective January 1,2008, as follows: i) the automatic renewal provision in each Employment Agreement is null and void; and (ii) the right of the officers, directors, and employees to the accrued compensations as stands, as of January 1, 2008; and (ii) there will be no accrued compensation for any officer, director or employee moving forward as of January 1, 2008.

Additionally, we agreed to indemnify and hold harmless the executives, their nominees and/or assigns against any and all losses, claims, damages, obligations, penalties, judgments, awards, liabilities, costs, expenses and disbursements (incurred in any and all actions, suits, proceedings and investigations in respect thereof and any and all legal and other costs, expenses and disbursements in giving testimony or furnishing documents in response to a subpoena or otherwise), including without limitation, the costs, expenses and disbursements, as and when incurred, of investigating, preparing or defending any such action, suit, proceeding or investigation that is in any way related to their employment with us (whether or not in connection with any action in which they are a party). Such indemnification does not apply to acts performed by the executives, which are criminal in nature or a violation of law.

The executive employment may terminate:

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

The employment agreement of Mr. Ammons was deemed to be null and void effective January 1, 2008.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation during the fiscal years ending December 31, 2011, 2010 and 2009.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards *

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position (a)	Year	($)	($)	($)	($)	($)	($)

Tim Vance, CEO, COO (1)	2011	75,000	---	6,000	---	---	81,000
	2010	75,000	---	---	---	---	75,000
	2009	75,000	---	---	---	---	75,000
James Ammons, Chairman	2011	75,000	---	6,000	---	---	81,000
	2010	75,000	---	---	---	---	75,000
	2009	75,000	---	---	---	---	75,000
Larry Mosley, CFO and Director	2011	2,500	---	---	---	---	2,500
	2010	8,500	---	---	---	---	8,500
	2009	9,375	---	---	---	---	9,375

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

(1) Applicable percentage ownership is based on 19,976,421 shares of common stock outstanding as of December 31, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
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

SIGNATURE	TITLE	DATE
/s/ Tim Vance	Chief Executive Officer and Director	May 1, 2012
Tim Vance

/s/ Larry Mosley	Chief Financial Officer and Director	May 1, 2012
Larry Mosley