Form 10-Q
period 2012-03-31
Data Call Technologies
filed 2012-05-14
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-54696

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

On March 31, 2012, the Registrant had 19,976,421 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Balance Sheets Back to Table of Contents
March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

Assets	March 31, 2011	December 31, 2011
	(Unaudited)	(Audited)
Current assets:
Cash	$111,182	$44,851
Accounts receivable	47,527	47,224
Prepaid expenses	10,000	-
Total current assets	168,709	92,075

Property and equipment	121,175	121,175
Less accumulated depreciation and amortization	117,689	117,122
Net property and equipment	3,486	4,053

Other assets	5,255	5,255
Total assets	$177,450	$101,383

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$66,009	$40,889
Accrued salaries	111,792	116,617
Accrued salaries	6,875	5,500
Deferred revenues	129,982	82,800
Short-term note payable to shareholder	65,000	65,000
Total current liabilities	$379,658	$310,806

Total liabilities	$379,658	$310,806

Stockholders' deficit:
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at March 31, 2012 and December 31, 2011	800	800
Common stock, $.001 par value. Authorized 200,000,000 shares:
19,976,421 shares issued and outstanding	19,976	19,976
Additional paid-in capital	8,772,514	8,772,514
Accumulated deficit	(8,995,498)	(9,002,713)
Total stockholders' deficit	(202,208)	(209,423)
Total liabilities and stockholders' equity	$177,450	$101,383

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations Back to Table of Contents
Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2012	March 31, 2011

Revenues
Sales	$161,421	$129,682
Cost of sales	31,423	29,440
Gross margin	129,998	100,242

Selling, general and administrative expenses	122,216	112,892
Depreciation and amortization expense	567	838
Total operating expenses	122,783	113,736

Net income (loss) before income taxes	7,215	(13,488)

Provision for income taxes	-	-
Net income (loss)	$7,215	$(13,488)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$0.00	$(0.00)

Weighted average common shares:
Basic	19,925,421	19,010,421
Diluted	20,997,254	19,010,421

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Condensed Statements of Cash Flows Back to Table of Contents
Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income or (loss)	$7,215	$(13,488)
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation	567	839
Changes in operating assets and liabilities:
Accounts receivable	(303)	3,577
Prepaid expenses	(10,000)	-
Accounts payable	25,120	19,624
Accrued salaries and related liabilities	(3,451)	(820)
Deferred revenues	47,183	(29,432)
Net cash provided by (used in) operating activities	66,631	(19,700)

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	66,331	(19,700)
Cash at beginning of year	44,851	23,052
Cash at end of period	$111,182	$3,352

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements Back to Table of Contents
March 31, 2012

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011.

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

(3) Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative accounting guidance related to “Presentation of Comprehensive Income” which amended existing accounting guidance related to “Comprehensive Income.” The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively for all prior periods presented. Early adoption is permitted because compliance with the amendments is already permitted. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(4) Capital Stock and Warrants

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at March 31, 2012 and December 31,2011. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of March 31, 2011 unaccrued and undeclared dividends were $1,200.00.

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

(5) Going Concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses, negative working capital and without additional sales or capital will not be able to meet operating needs for the next twelve months, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

In the near term management plans to continue to focus on increasing sales and raising the funds necessary to fully implement the Company’s business plan. Management believes that certain shareholders will continue to advance the capital required to meet the Company’s financial obligations. There is no assurance however, that these shareholders will continue to advance capital to the Company or that the business operations will be profitable.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

(6) Subsequent Event and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company currently has no claims or litigation. The Company recently has reached an agreement to extend the maturity date of the note payable of $50,000 plus accrued interest to January 21, 2013.

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

Digital Signage Comes of Age

Digital signage is coming of age and Data Call Technologies has been there from the start Five years ago, a company wanting to take the digital signage plunge was faced with a myriad of hardware and software companies, all offering their own “vision” of what digital signage should be. They were given the tools of digital signage, but were left pretty much left to their own devices as to what to build. Those companies that took the early plunge where then faced with the fact that no one had come before them to show the rights and wrongs, the dos and don’ts of content development. But, even at this early stage of the game, Data Call recognized that these pioneers of digital signage lacked a key component that would become an integral part of any successful implementation-active content.

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

Digital Signage is still a relatively new and exciting method advertisers can use to promote, inform, educate, and entertain clients and customers about their businesses and products. Through Digital Signage, companies and businesses can use a single television or a series of networked flat LCD or Plasma screens to market their services and products on site to their clients and customers in real time. Additionally, because Digital Signage advertising takes place in real time, businesses can change their marketing efforts at a moment’s notice. We believe this real time advertising better allows companies to tailor their advertising to individual customers, and thereby advertise and sell inventory which appeals to those individual customers, thereby increasing sales and revenues. Benefits to Digital Signage compared to regular print or video advertising include, being able to immediately change a digitally displayed image or advertisement depending on the business’s current clients and customers, and not getting locked into print advertising days or months in advance, which may become stale or obsolete prior to the advertising date of such print advertising.

Data Call specializes in allowing its clients to create their own Digital Signage dynamic content feeds delivered, via the Internet, to digital display devices (plasma, LCD, Jumbotron, Kiosks etc.) at their establishments. The only requirements our clients must have are 1) a supported third party digital signage or Kiosk solution, or similar device, which receives the data from our servers via the Internet, and displays the content on digital displays and 2) an Internet connection. The Direct Lynk System is supported by various third party systems, varying in cost from $350 to $5,000, such as those marketed by 3M Digital Signage, BroadSign Coolsign, Scala, and Cisco amongst others.

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

During the last twelve months, the Company has implemented cost management measurements to reduce monthly expenditures. Our current rate of monthly expenditures is approximately $40,000. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months.. We do not currently have any plans to increase our monthly expenditures or number of employees. We estimate the Company will generate revenues in excess of $500,000 in 2012.

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

We are planning and negotiating with current vendors and partners, to expand our offering to other lateral markets. Hardware, software, and sales processes are currently being modified and/or developed. We are currently in the completion phases of our mobile application platform that we expect to bring to market during fiscal year 2012.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Our revenues for the three months ended March 31, 2012 were $161,421, compared to $129,682 for the three-month period ended March 31, 2011, representing an increase of $31,739 or an increase of 24.5% from the same period in the prior year. The increase in revenues was mainly due to the expansion of current customer networks as well as new sales generation.

Costs of sales for the three months ended March 31, 2012 were $31,423, compared to $29,440 for the three-month period ended March 31, 2012 an increase of $1,983 or about 6.7%. Costs of sales do not increase in direct proportion to an increase in revenues because costs of sales are related to the bandwidth required to provide the subscription services and new products

Gross margins for the three months ended March 31, 2012 were $129,998 or 80.5%, compared to $100,242 or 77.2% for the three-month period ended March 31, 2011.

Selling, General and Administrative expenses for the three months ended March 31, 2012 were $122,216, compared to $112,892 for the three-month period ended March 31, 2011, representing an increase of $9,324 or an 8.3 % increase from the same period in the prior year. The increase in SG&A expenses is mainly due to increase in legal and accounting expenses.

Net income for the three months ended March 31, 2012 was $7,215 compared to a net loss of $(13,488), for the three-month period ended March 31, 2011. The improvement in our net income is due to the company’s ongoing efforts to increase sales.

Liquidity and Capital Resources

We had total current assets of $168,709, consisting of $111,182 of cash, $47,527 in accounts receivable and $10,000 in prepaid expenses. We had total current liabilities of $379,658 as of March 31, 2012, which represented $66,009 of accounts payable, $111,792 in accrued salaries, and accrued interest and related liabilities of $6,875, deferred revenues of $129,982, and a $65,000 short-term note.

We had a negative working capital of $ 210,949 and an accumulated deficit of $8,995,498 on March 31, 2012.

We had an increase of $66,330 of cash in our operating activities during the three-month period ended March 31, 2012, which was mainly due to net income of $7,215, an increase in accounts payables of $25,120 and an increase in deferred revenues of $47,183.We had no investing activities during the three-month period ended March 31, 2012. We had no financing activities during the three months ended March 31, 2012.

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

Although we hope to continue to generate meaningful revenues sufficient to support our operations in the next eight to twelve months, if we are unsuccessful in generating such revenues, we will likely need to take steps to raise equity capital or to borrow additional funds, to continue our operations and meet liabilities. We have no commitments from officers, Directors or affiliates to provide funding. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had no material weaknesses because of the new internal accounting procedures implemented in order to ensure complete documentation of transactions during the period ended March 31, 2012.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
   Dated: May 14, 2012

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: May 14, 2012