Form 10-Q
period 2012-06-30
Data Call Technologies
filed 2012-08-06
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On June 30, 2012, the Registrant had 19,976,421 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Balance Sheets Back to Table of Contents
June 30, 2012 (Unaudited) and December 31, 2011 (Audited)

Assets	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Current assets:
Cash	$42,770	$44,851
Accounts receivable	49,174	47,224
Prepaid expenses	10,025	-
Total current assets	101,969	92,075

Property and equipment	121,175	121,175
Less accumulated depreciation and amortization	118,322	117,122
Net property and equipment	2,853	4,053

Other assets	5,255	5,255
Total assets	$110,077	$101,383

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$67,363	$40,889
Accrued salaries and related liabilities	101,223	116,617
Accrued interest	8,250	5,500
Deferred revenues	72,855	82,800
Short-term note payable to shareholder	65,000	65,000
Total current liabilities	$314,691	$310,806

Total liabilities	$314,691	$310,806

Stockholders' deficit:
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at June 30, 2012 and December 31, 2011	800	800
Common stock, $.001 par value. Authorized 200,000,000 shares:
19,976,421 shares issued and outstandingat June 30, 2012 and December 31, 2011	19,976	19,976
Additional paid-in capital	8,772,514	8,772,514
Accumulated deficit	(8,997,904)	(9,002,713)
Total stockholders' deficit	(204,614)	(209,423)
Total liabilities and stockholders' equity	$110,077	$101,383

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations Back to Table of Contents
Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues
Sales	$147,739	$141,195	$309,160	$270,877
Cost of sales	28,226	29,601	59,650	59,042
Gross margin	119,513	111,594	249,510	211,835

Selling, general and administrative expenses	121,288	117,723	243,501	230,631
Depreciation and amortization expense	632	839	1,200	1,678
Total operating expenses	121,920	118,562	244,701	232,309

Net income (loss) before income taxes	(2,407)	(6,968)	4,809	(20,474)

Provision for income taxes	-	-	-	-
Net income (loss)	$(2,407)	$(6,968)	$4,809	$(20,474)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	19,976,421	19,976,421	19,976,421	19,976,421
Diluted	19,976,421	19,976,421	24,330,267	19,976,421

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows Back to Table of Contents
Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income or (loss)	$4,809	$(20,474)
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation	1,200	839
Changes in operating assets and liabilities:
Accounts receivable	(1,950)	4,379
Prepaid expenses	(10,025)	-
Increase (decrease) in operating liabilities:
Accounts payable	26,474	30,313
Deferred revenues	(12,644)	(58,864)
Accrued salaries and related liabilities	(9,945)	25,658
Net cash provided by (used in) operating activities	(2,081)	(18,149)

Net increase (decrease) in cash	(2,081)	(18,149)
Cash at beginning of year	(44,851)	23,052
Cash at end of period	$42,770	$4,903

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Unaudited Interim Financial Statements Back to Table of Contents
June 30, 2012

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012.

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

Emerging Growth Company Critical Accounting Policy Disclosure:

We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

Revenue Recognition

The Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

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

(4) Capital Stock, and Warrants

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at March 31, 2012 and December 31, 2011. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of June 30, 2011 unaccrued and undeclared dividends were $2,400.

The Company’s convertible notes include warrants. When the convertible notes were issued the price of our stock was $0.0065. The Company believes that the common stock is illiquid and has been infrequently traded during the last six years, the trading price of the stock price was not deemed to be a fair value of the conversion feature. Management decided that because of the Company’s ability to continue as a going concern was in question a price of less than $0.005 was a more reasonable measure of the fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 19,976,421 are issued and outstanding at June 30, 2012.

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

Our mission is to integrate cutting-edge information/content delivery solutions currently deployed by the media and make this content rapidly available to and within the control of our retail and commercial clients. The Company's software and services put its clients in control of real-time, news, and other content, including emergency alerts, displayed within one building as well as to thousands of local, regional, and national clients, through Digital Signage and Kiosk networks.

Our business plan is to focus on growing our client base by continued offering of real-time information/content, seeking to continually improve the delivery, security, and variety of information/content to the Digital Signage and Kiosk community, while developing a similar offering for smart phones through the app community.

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

In the years since those early days of digital signage, the market has taken care of weeding out the weaker providers of hardware and software. Companies now have a clearer understanding of what digital signage is, what is needed for a successful implementation and the best use of content space given their more-defined and attainable goals. In the past six years, as the cost of platforms, supporting infrastructure and displays has fallen dramatically; digital signage has become more accessible to a wider range of companies while the growing Kiosk market has cross-pollinated with Digital Signage. And those combined companies are realizing that the initial, one-time cost of getting into the game is far outweighed by the cost of staying in the game, in the form of ongoing content development. As the cost of deployment decreased, companies began focusing on attention-grabbing content. Whether the goal of the presentation was product branding, marketing or assisted selling, content became king. Active content is on everyone’s “needs” list because it is proven to draw customers to the core message and keep customers engaged throughout the presentation, And DataCall stands ready to serve this exploding market.

The Need for Speed-Active Content

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

However, by integrating DataCall’s active content alongside their presentations, companies can provide the entertainment content so necessary in dwell-time retention without disrupting the core message of the presentation. Information categories provided by DataCall include news, weather, sports, financial data, and the latest traffic alerts, amongst others. With such a broad range of offerings, companies have access to the active and dynamic content they need, regardless of the market they are addressing.

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

Partners, Not Customers

DataCall’s approach to customer relations is to not accumulate customers, but to build partnerships. Each DataCall partner is as unique as the digital signage market they service, and each has their own requirements for active content. In developing active content for digital signage, DataCall identified six factors that had to be addressed - reliability, objectivity, and ease of implementation. To address the reliability requirement, DataCall opted to license information from the leaders that create news, weather, sports and financial data rather than “scrapping” information from the Internet (which can be illegal) or pulling RSS feeds (which may come and go at the provider’s whim). Licensing data from these providers also satisfied the second requirement, objectivity. The Internet is as littered of slanted opinions and hidden agendas as there are users of the Internet, So arbitrarily allowing these “news” sources to go unchecked into DataCall’s active content was completely unacceptable. Finally, the third requirement, ease of implementation, was address by both DataCall’s licensing of data and the method by which it was disseminated to their partners.

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

Market demand, opportunity, and technology converge at a single point in time, and DataCall is there. Digital signage platforms are evolving to meet mass market requirements, costs for hardware and software are falling to the point of becoming commodities, and the markets for digital signage are clarifying through historical trial and error.

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

During the last twelve months, the Company has implemented cost management measurements to reduce monthly expenditures. Our current rate of monthly expenditures is approximately $50,000. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months. We currently have no plans to increase the number of employees. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities. We plan to continue to grow our business and market our Direct Lynk System to potential customers over the course of the next twelve months by marketing our technology to digital signage manufacturers, Kiosk manufactures, the mobile app market, trade magazines, trade shows and call centers. We will also continue on a limited basis our practice of providing potential customers free trials of the Direct Lynk System, for which we will receive no revenue, in an attempt to build both product awareness for the Direct Lynk System and to potentially lead to sales down the road, which in the opinion of our management has been successful both in building brand awareness for the Direct Lynk System and in bringing in new clients for subscriptions. We continually add subscribers for our technology throughout and intend to build and increase such subscribers moving forward.

We are planning and negotiating with current vendors and partners, to expand our offering to other lateral markets. Hardware, software, and sales processes are currently being modified and/or developed. We are currently in the completion phases of our mobile application platform which we expect to bring to market during fiscal year 2012.

The Company's operations are expected to generate positive cash flow from operations in the third quarter of 2012.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Our revenues for the three months ended June 30, 2012 were $147,739, compared to $141,195 for the three-month period ended June 30, 2011, representing an increase of $6,544 or an increase of approximately 4.6% from the same period in the prior year. The increase in revenues was mainly due to standard renewals and new business. Costs of sales for the months ended June 30, 2012 were $28,226, compared to $29,601 for the three-month period ended June 30, 2011. Cost of sales decreased due to decreased costs related to the bandwidth required to provide the subscription services.

Gross margins for the three months ended June 30, 2012 were 80%, compared to 79%, for the three -month period ended June 30, 2011.

Operating expenses for the three months ended June 30, 2012 were $121,920, compared to $118,562 for the three-month period ended June 30, 2011, representing a increase of $3,358 from the same period in the prior year. The increase in operating expenses is mainly due to the increase in professional fees and product development costs.

Net loss for the three months ended June 30, 2012 was $2,407, compared to $6,968 for the -month period ended June 30, 2011. The decrease in our net loss is due to the increase in revenues.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Our revenues for the six months ended June 30, 2012 were $309,160, compared to $270,877 for the six-month period ended June 30, 2011, representing an increase of $38,283 from the same period in the prior year. The increase in revenues was mainly due to the standard renewals and new business.

Costs of sales for the six months ended June 30, 2012 were $59,650, compared to $59,042 for the six-month period ended June 30, 2011. Cost of sales increased due to increased costs related to the bandwidth required to provide the subscription services.

Gross margins for the six months ended June 30, 2012 were 81%, compared to 78%, for the six-month period ended June 30, 2011.

Operating expenses for the six months ended June 30, 2012 were $244,701, compared to $232,309 for the six-month period ended June 30, 2011, representing an increase of $12,392 from the same period in the prior year. The increase in operating expenses is mainly due to an increase in professional fees and product development costs.

Net income for the six months ended June 30, 2012 was $4,809, compared to a net loss of $(20,474) for the six-month period ended June 30, 2011. The net income for the period was due to the increase in revenues.

Liquidity and Capital Resources

We had total current assets of $101,969, consisting of $42,770 of cash, $49,174 in accounts receivable and $10,025 in prepaid expenses. We had total current liabilities of $314,691 as of June 30, 2012, which represented $67,363 of accounts payable, $101,223 in accrued salaries and related liabilities, accrued interests of $8,250, deferred revenues of $72,855 and a $65,000 short-term note.

We had a negative working capital of $203,722 and an accumulated deficit of $8,997,904 on June 30, 2012. The Company is operating with limited capital.

We used $2,081of cash in our operating activities during the six-month period ended June 30, 2012, which was mainly due to a net income of $5,481, an increase in accounts receivables of $1,950, and increase in prepaid expenses of $10,025, an increase in accounts payable of $25,802, decrease in accrued salaries and liabilities of $12,644, and a decrease in deferred revenues of $9,945. We had no investing activities during the six-month period ended June 30, 2012. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. There can be no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

Although we hope to continue to generate meaningful revenues sufficient to support our operations in the next eight to twelve months, if we are unsuccessful in generating such revenues, we will likely need to take steps to raise equity capital or to borrow additional funds, to continue our operations and meet liabilities. We have no commitments from officers, Directors, or affiliates to provide funding. Our failure to obtain adequate additional financing may require us to delay, curtail, or scale back some or all of our operations.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures.

Stock Based Compensation. We will account for employee stock-based compensation costs in accordance with accounting standards requiring all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values. We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions could materially affect the measure of estimated fair value of our stock-based compensation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Emerging Growth Company. We qualify as an “emerging growth company” under the 2012 JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

- have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
- comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
- submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
- disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

- Had a public float of less than $ 75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

- In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

- In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

We qualify as a Smaller Reporting Company. Moreover, as a Smaller Reporting Company and so long as we remain a Smaller Reporting Company, we benefit from the same exemptions and exclusions as an Emerging Growth Company. In the event that we cease to be an Emerging Growth Company as a result of a lapse of the five year period, but continue to be a Smaller Reporting Company, we would continue to be subject to the exemptions available to Emerging Growth Companies until such time as we were no longer a Smaller Reporting Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had no material weakness because of the new internal accounting procedures implemented in order to ensure complete documentation of transactions during the period ended June 30, 2012.

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

None.

ITEM 4. MINE SAFTY DISCLOSURE. Back to Table of Contents

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
   Dated: August 6, 2012

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: August 6, 2012