Form 10-Q
period 2012-09-30
Data Call Technologies
filed 2012-11-07
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

On September 30, 2012, the Registrant had 19,976,421 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Balance Sheets Back to Table of Contents
September 30, 2012 (Unaudited) and December 31, 2011 (Audited)

Assets	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Current assets:
Cash	$12,019	$44,851
Accounts receivable	46,778	47,224
Prepaid expenses	6,012	-
Total current assets	64,809	92,075

Property and equipment	121,175	121,175
Less accumulated depreciation and amortization	118,954	117,122
Net property and equipment	2,221	4,053

Other assets	5,255	5,255
Total assets	$72,255	$101,383

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$78,704	$40,889
Accrued salaries and related liabilities	97,250	116,617
Accrued interest	9,625	5,500
Deferred revenues	26,077	82,800
Short-term note payable to shareholder	65,000	65,000
Total current liabilities	$276,656	$310,806

Total liabilities	$276,656	$310,806

Stockholders' deficit:
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at September 30, 2012 and December 31, 2011	800	800
Common stock, $.001 par value. Authorized 200,000,000 shares:
19,976,421 shares issued and outstanding at September 30, 2012 and December 31, 2011	19,976	19,976
Additional paid-in capital	8,772,514	8,772,514
Accumulated deficit	(8,997,661)	(9,002,713)
Total stockholders' deficit	(204,371)	(209,423)
Total liabilities and stockholders' equity	$72,285	$101,383

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations Back to Table of Contents
Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues
Sales	$124,451	$112,310	$433,611	$383,187
Cost of sales	32,587	31,614	92,237	90,656
Gross margin	91,864	80,696	341,374	292,531

Selling, general and administrative expenses	90,987	88,459	334,489	319,930
Depreciation and amortization expense	633	1,468	1,833	2,306
Total operating expenses	91,620	89,927	336,322	322,236

Net income (loss) before income taxes	244	(9,231)	5,052	(29,705)

Provision for income taxes	-	-	-	-
Net income (loss)	$244	$(9,231)	$5,032	$(29,705)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	19,976,421	19,976,421	19,976,421	19,976,421
Diluted	19,976,421	19,976,421	22,240,241	19,976,421

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows Back to Table of Contents
Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income or (loss)	$5,052	$(29,705)
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation	1,833	2,307
Changes in operating assets and liabilities:
Accounts receivable	446	(112,224)
Prepaid expenses	(6,012)	-
Increase (decrease) in operating liabilities:
Accounts payable	37,815	56,963
Deferred revenues	(56,723)	45,176
Accrued salaries and related liabilities	(15,243)	876
Net cash provided by (used in) operating activities	(32,832)	(36,607)

Net increase (decrease) in cash	(32,832)	(16,607)
Cash at beginning of year	44,851	23,052
Cash at end of period	$12,019	$6,445

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Unaudited Interim Financial Statements Back to Table of Contents
September 30, 2012

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012.

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

(3) Recent Accounting Pronouncements

In September 2011, the FASB issued authoritative accounting guidance related to “Presentation of Comprehensive Income” which amended existing accounting guidance related to “Comprehensive Income.” The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively for all prior periods presented. Early adoption is permitted because compliance with the amendments is already permitted. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

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

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of September 30, 2012 unaccrued and undeclared dividends were $3,600.00.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 19,976,421 are issued and outstanding at September 30, 2012.

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

(6) Subsequent Event and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business. The Company currently has no claims or litigation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION Back to Table of Contents

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

Partners, Not Customers

DataCall’s approach to customer relations is to not accumulate customers, but to build partnerships. Each DataCall partner is as unique as the digital signage market they service, and each has their own requirements for active content. In developing active content for digital signage, DataCall identified factors that had to be addressed - reliability, objectivity, and ease of implementation. To address the reliability requirement, DataCall opted to license information from the leaders that create news, weather, sports and financial data rather than “scrapping” information from the Internet (which can be illegal) or pulling RSS feeds (which may come and go at the provider’s whim). Licensing data from these providers also satisfied the second requirement, objectivity. The Internet is as littered of slanted opinions and hidden agendas as there are users of the Internet, So arbitrarily allowing these “news” sources to go unchecked into DataCall’s active content was completely unacceptable. Finally, the third requirement, ease of implementation, was address by both DataCall’s licensing of data and the method by which it was disseminated to their partners.

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

The Company's operations are expected to generate positive cash flow from operations in the fourth quarter of 2012.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Our revenues for the three months ended September 30, 2012 were $124,451 compared to $112,310 for the three-month period ended September 30, 2011, representing an increase of $12,141or 10.8% from the same period in the prior year. The increase in revenues was mainly due to standard renewals and new business. Costs of sales for the months ended September 30, 2012 were $32,587 compared to $31,614 for the three-month period ended September 30, 2011. Cost of sales increased due to increased costs related to the bandwidth and new products required to provide the subscription services.

Gross margins for the three months ended September 30, 2012 were 73.8% compared to 71.90%, for the three -month period ended September 30, 2011.

SG&A expenses for the three months ended September 30, 2012 were $90,987 compared to $89,927 for the three-month period ended September 30, 2011, representing an increase of $11,168 from the same period in the prior year. The increase in operating expenses is mainly due to the increase in professional fees and product development costs.

Net income (loss) for the three months ended September 30, 2012 was $244 compared to a net loss of $9,231 for the three-month period ended September 30, 2011. The increase in our net income was due to the increase in revenues.

Nine months Ended September 30, 2012 Compared to Nine months Ended September 30, 2011

Our revenues for the nine months ended September 30, 2012 were $433,611 compared to $383,187 for the nine-month period ended September 30, 2011, representing an increase of $60,424 from the same period in the prior year. The increase in revenues was mainly due to the standard renewals and new business.

Costs of sales for the nine months ended September 30, 2012 were $92,237 compared to $90,656 for the nine-month period ended September 30, 2011. Cost of sales increased due to increased costs related to the bandwidth required to provide the subscription services.

Gross margins for the nine months ended September 30, 2012 were 78.7% compared to 76.3% for the nine-month period ended September 30, 2011.

SG&A expenses for the nine months ended September 30, 2012 were $334,489 compared to $322,236 for the nine-month period ended September 30, 2011, representing an increase of $14,559 from the same period in the prior year. The increase in operating expenses is mainly due to an increase in professional fees and product development costs.

Net income for the nine months ended September 30, 2012 was $5,052, compared to a net loss of $29,705 for the nine-month period ended September 30, 2011. The net income for the period was due to the increase in revenues.

Liquidity and Capital Resources

We had total current assets of $64,809 consisting of $12,019 of cash, $46,778 in accounts receivable and $6,012 in prepaid expenses. We had total current liabilities of $276,656 as of September 30, 2012, which represented $78,704 of accounts payable, $97,2050 in accrued salaries and related liabilities, accrued interests of $9,625, deferred revenues of $26,077 and a $65,000 short-term note.

We had a negative working capital of $211,847and an accumulated deficit of $8,997,661on September 30, 2012. The Company is operating with limited capital..

We used $32,832 of cash in our operating activities during the nine-month period ended September 30, 2012, which was mainly due to a net income of $5,052, decrease in accounts receivables of $466, and increase in prepaid expenses of $6,012, an increase in accounts payable of $37,815, a decrease in accrued salaries and liabilities of $15,243, and a decrease in deferred revenues of $56,723., We had no investing activities during the nine-month period ended September 30, 2012. We plan to raise additional capital through the sale of debt and/or equity, which sales may cause dilution to our then existing shareholders, moving forward if needed to support our ongoing operations and expenses. There can be no assurances that we will be able to raise additional capital in the future, and/or that such sales of securities will not be on unfavorable terms.

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

Emerging Growth Company. We qualify as an “emerging growth company” under the 2012 JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

• have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

• comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

• submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

• disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

• Had a public float of less than $ 75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

• In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

• In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had no material weakness because of the new internal accounting procedures implemented in order to ensure complete documentation of transactions during the period ended September 30, 2012.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
   Dated: November 7, 2012

/s/ Larry Mosley
Larry Mosley
   CFO
   Dated: November 7, 2012