Form 10-K
period 2012-12-31
Data Call Technologies
filed 2013-03-27
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

Commission file number 000-54696

DATA CALL TECHNOLOGIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	30-0062823
(State of Incorporation)	(I.R.S. Employer Identification No.)

700 South Friendswood Drive, Suite E, Friendswood, TX	77546
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (832) 230-2376

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2012, the aggregate market value of the 19,976,421 shares of common stock held by non-affiliates of the Registrant was approximately $436,837 based on the share price of the Registrants common stock on December 31, 2012. On December 31, 2012, the Registrant had 19,976,421 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

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

In September 2007, we entered into a three-year auto renew agreement with a platform developer, Leightronix, a company which manufactures head end hardware and software for use on PEG channels, which allows us to transfer our Direct Lynk System feeds to head ends equipped with the Leightronix product through Leightronix servers. This contract is currently being renewed annually

In March 2008 we entered into an annual agreement with various annual purchase orders to provide our Direct Lynk System feeds to York Telecom’s network of digital signage throughout digital signage deployments within the Social Security Administration offices across the U.S. This contract is renewed annually.

Dependence On One Or A Few Customers

At December 31, 2012, we had over 1,000 customers who pay to subscribe to our Direct Lynk System, We also have several companies which are testing the Direct Lynk System, and expect that several of them may become future customers. We are dependent upon three major customers, who include: Leightronix, Inc., Zero in Media, LLC, and York Telecom. During 2012, our three largest customers accounted for over 50% of our revenues.

Employees

At December 31, 2012, we had 3 full time employees. Depending upon our level of our growth, we expect that we will be required to hire additional personnel in the areas of sales and marketing, software design, research and development, etc.

Estimate Of The Amount Spent On Research And Development Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development of our Direct Lynk Messenger System, including software and hardware development and testing. The amount spent on this research and development since inception through December 31, 2012 is approximately $2,000,000.

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

We require additional financing to continue our business plan

Additional financing is expected to be required in 2013, but there can be no assurance that such financing will be available at terms and conditions acceptable to the Company.  Further, there can be no assurance that unforeseen events, such as the length of time necessary to generate increasing market acceptance of our Direct Lynk System, or any unexpected material increased development costs, or the general economy in the markets where we offer our Direct Lynk System, may result in an inability to secure necessary additional financing at satisfactory terms and conditions, if at all. Since inception, we have been dependent upon financing raised through the sale of restricted shares of our common stock to support our operations. We expect that we will be required to raise additional funding through the issuance of restricted shares of our common stock, but there can be no assurance that we will be able to raise sufficient capital in a timely manner to continue our business plan at anticipated levels of growth.

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

We rely on key management personnel

We are highly dependent upon the services and efforts of key management personnel. Our ability to operate and implement our business plan is heavily dependent upon the continued service of Messrs. Vance and Tevis, as well as our ability to attract, retain and motivate other qualified personnel. The loss of Messrs. Vance or Tevis, or our inability to hire and retain qualified sales and marketing, software engineers and management personnel would have a material adverse effect on our business and operations and would likely result in a decrease in the value of our securities.

We are highly dependent upon our ability to successfully market Direct Lynk System to subscribers

We are dependent on the abilities of our sales and marketing department, to continue to generate subscriptions for our Direct Lynk System and to broaden our customer base. While the number of paying subscribers for our Direct Lynk System increased at December 31, 2012 compared to December 31, 2011, there can be no assurance that our sales and marketing department will be able to continue to achieve market acceptance for our Direct Lynk System and increase our customer base to a level that will permit profitable operations. If our sales and marketing department is unable to continue to generate new customers and attract trial customers to test our Direct Lynk System and experience what we believe are our advantages and learn of their potential uses, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

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

We are dependent on the security of the Internet to serve our customers; any security breaches or other Internet difficulties could adversely affect our business

We offer the majority of our services through, the secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures (hacker) could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships could be irreparably harmed. Although we currently have in place security measures that we feel are adequate to protect our business and those of our customers, these measures may not prevent future security breaches. Nature’s events placed on our systems could cause our systems to fail or cause our systems to operate at speeds unacceptable to our users, in which event we could lose customers and experience a material impact on our financial condition.

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

Our auditors have expressed a concern about our ability to continue as a going concern

Our auditors, in our audited financial statements expressed a concern about our ability to continue as a going concern. We had negative working capital of $204,371and an accumulated deficit of $8,994,318 as of December 31, 2012, and have generated limited revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Shares eligible for future sale

As of December 31, 2012, the Registrant had 19,976,421 shares of common stock issued and outstanding of which 6,951,070 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a six month holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2012, we have 19,976,421 shares of common stock issued and outstanding and 800,000 shares of preferred stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval; to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

Our current officers and directors can vote an amount of common stock equal to approximately forty-five percent of our outstanding common stock. As a result, our officers and directors have majority voting control.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

On July 1, 2011, we entered into a month-to-month lease for our principal office consisting of approximately 2,240 square feet located at 600 Kenrick, Suite B-12, Houston Texas 77060, with Kjoshbin L.P., an unaffiliated third party. The lease provides for a monthly rental of $1, 164 . During January 2013 the Kenrick was cancelled. A new lease was entered by the company with Bridwell Property Group Inc. for a term of one year commencing on January 9, 2013. The new office is located at 700 S Friendswood Drive, Ste E., Friendswood, TX 77546.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is currently quoted on the OTCQB under the symbol DCLT. Quotation of the Company's securities on the OTCQB limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.25	$0.01	$0.045	$0.045	$0.15	$0.035
Second Quarter ended June 30	$0.10	$0.02	$0.032	$0.032	$0.10	$0.025
Third Quarter ended September 30	$0.07	$0.02	$0.095	$0.027	$0.075	$0.010
Fourth Quarter ended December 31	$0.07	$0.02	$0.017	$0.017	$0.075	$0.010

As of December 31, 2012, our shares of common stock were held by approximately 176 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2012.

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

ITEM 6. SELECTED FINANCIAL DATA.

N.A.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

THE YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

We had $556,363 of sales revenue for the year ended December 31, 2012, compared to sales revenue of $548,689 for the year ended December 31, 2011, an increase in sales revenue of $7,674 or 1.3% from the prior period. We generate revenues through subscription fees received in connection with our Direct Lynk System. In accordance with accounting regulations.

We had total costs of sales for the year ended December 31, 2012 of $116,045 compared to total costs of sales of $121,297 for the year ended December 31, 2011, which resulted in a gross margin of $440,318 for the year ended December 31, 2012, compared to a gross margin of $427,392 for the year ended December 31, 2011, an increase in gross margin of $12,925 from the prior year, our decrease in cost of sales was due our new server hosting fees.

Cost of sales as a percentage of sales was 20.9% for the year ended December 31, 2012, compared to 22.1% for the year ended December 31, 2011. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease further as we expect to take advantage of applicable economies of scale which reduced our expenses of $431,923 for the year ended December 31, 2012, compared to total expenses of $536,701 for the year ended December 31, 2011, a decrease in expenses of $104,778 or 19.5% from the prior period. The decrease in expenses was mainly due to decrease in employee compensation, decrease in deferred stock based compensation and decrease in advertising and marketing expenses.

We had a net profit of $8,395 for the year ended December 31, 2012, compared to a net loss of $109,309 for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $335,232 as of December 31, 2012, which consisted of $14,568 in cash, accounts receivable of $317,164, and $3,500 of prepaid expense, as compared to 92,075 as of December 31, 2011, which consisted of $44,851 in cash and $47,224 in accounts receivable, an increase of $243,157 or 264.1% in current assets from December 31, 2011.

We had total assets of $338,575 as of December 31, 2012, compared to $101,383 as of December 31, 2011 or a increase of $237,192, which consisted of current assets of $335,232, total property and equipment (net of accumulated depreciation) of $1,588, which included high end flat screen televisions, computers and software equipment responsible for running our Direct Lynk System which is stored in our Houston office; and other assets of $1,755, which included our deposit on our Houston office space.

We had total liabilities of $539,603 as of December 31, 2012, compared to $310,806 as of December 31, 2011, an increase of $228,797 or 73.6%, primarily consisting of accounts payable of $89,998 accrued salaries of $103,771, accrued interest of $16,000, short-term note of $60,000 and deferred revenue of $269,834. We had negative working capital of $204,371 and an accumulated deficit of $ 8,994,318as of December 31, 2012.

We used $30,283 of cash in our operating activities for the year ended December 31, 2012, which was mainly due to a net incomes of $8.395, increase in accounts receivables of $269,940, and change in deferred revenue of $187,034.

We had no investing activities during 2012.We had no financing activities for the year ended December 31, 2012.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DATA CALL TECHNOLOGIES, INC.

Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Data Call Technologies, Inc.
Friendswood, Texas

We have audited the accompanying balance sheet of Data Call Technologies, Inc. as of December 31, 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Data Call Technologies, Inc. as of December 31, 2011, were audited by other auditors whose report dated April 10, 2012 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Call Technologies, Inc. as of December 31, 2012 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company suffered a negative working capital balance, has limited cash on hand and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 27, 2013

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

/s/ McConnell & Jones, LLP

Houston, Texas

April 10, 2012

DATA CALL TECHNOLOGIES, INC.
Balance Sheets
December 31, 2012 and 2011

	2012	2011
Assets
Current assets:
Cash	$14,568	$44,851
Accounts receivable	317,164	47,224
Prepaid expenses	3,500	-
Total current assets	335,232	92,075

Property and equipment	121,175	121,175
Less accumulated depreciation and amortization	119,587	117,122
Net property and equipment	1,588	4,053

Other assets	1,755	5,255
Total assets	$338,575	$101,383

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$89,998	$40,889
Accrued salaries - related party	103,771	116,617
Accrued interest - related party	16,000	10,500
Convertible short-term note payable to shareholder	10,000	10,000
Deferred revenue	269,834	82,800
Short-term note payable to shareholder	50,000	50,000
Total current liabilities	539,603	310,806

Total liabilities	539,603	310,806

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2011 and at December 31, 2010	800	800
Common stock, $0.001 par value. Authorized 200,000,000 shares:
19,976,421 shares issued and outstanding at December 31, 2012,
19,976,421 shares issued and outstanding at December 31, 2011	19,976	19,976
Additional paid-in capital	8,772,514	8,772,514
Accumulated deficit	(8,994,318)	(9,002,713)
Total stockholders' equity (deficit)	(201,028)	(209,423)
Total liabilities and stockholders' equity (deficit)	$338,575	$101,383

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations
Years ended December 31, 2012 and 2011

	2012	2011

Revenues
Sales	$556,363	$548,689
Cost of sales	116,045	121,297
Gross margin	440,318	427,392

Selling, general and administrative expenses	429,458	534,621
Depreciation and amortization expense	2,465	2,080
Total operating expenses	431,923	536,701

Net loss before income taxes	8,395	(109,309)

Provision for income taxes	-	-
Net income (loss)	$8,395	$(109,309)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$0.00	$(0.00)

Weighted average common shares:
Basic	19,976,421	19,909,753
Diluted	20,170,368	19,909,753

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2012 and 2011

								Stockholders'
	Preferred Stock		Common Stock		Additional	Accumulated	Unearned	equity
	shares	amount	shares	amount	paid in capital	deficit	compensation	(deficit)

Balance, December 31, 2009	-	$-	17,176,421	$17,176	$8,476,277	$(8,551,560)	$(50,281)	$(108,388)
Issuance of preferred shares under private placement	800,000	800	-	-	39,200	-	-	40,000
Stock-based compensation expense			2,700,000	2,700	224,800	-	(110,000)	117,500
Amortization of deferred stock compensation	-	-	-	-	-	-	77,782	77,782
Compensation for stock options and warrants	-	-	-	-	22,337	-	-	22,337
Net loss	-	-	-	-	-	(341,844)	-	(341,844)
Balance, December 31, 2010	800,000	800	19,876,421	19,876	8,762,614	(8,893,404)	(82,499)	(192,613)
Issuance of common stock			100,000	100	9,900	-	-	10,000
Amortization of deferred stock compensation	-	-	-	-	-	-	82,499	82,499
Net loss	-	-	-	-	-	(109,309)	-	(109,309)
Balance, December 31, 2011	800,000	800	19,976,421	19,976	8,772,514	(9,002,713)	-	(209,423)
Net loss	-	-	-	-	-	8,395	-	8,395
Balance, December 31, 2012	800,000	$800	19,976,421	$19,976	$8,772,514	$(8,994,318)	$-	$201,028

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows
Years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(8,395)	$(109,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,465	2,079
Amortization of deferred stock-based compensation	-	82,499
(Increase) decrease in operating assets:
Accounts receivable	(269,940)	(20,752)
Prepaid expenses	-	30,000
Increase (decrease) in operating liabilities:
Accounts payable	49,109	5,819
Accrued salaries - related party	(7,346)	(2,764)
Deferred revenues	187,034	14,126
Net cash provided by (used in) operating activities	(30,283)	1,798

Cash flows from investing activities
Capital expenditure for equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Procceds from sale of common stock	-	10,000
Proceeds from sale of short-term borrowing from shareholder	-	10,000
Net cash provided by financing activities	-	20,000

Net increase (decrease) in cash	(30,283)	21,799
Cash at beginning of year	44,851	23,052
Cash at end of year	$14,568	$44,851

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2012 and 2011

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2012 or 2011.

Revenue Recognition

Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided. The Company recognizes revenue in accordance with ASC 605 (1) when the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is assured.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of December 31, 2012 and 2011 as we believe all of our receivables are fully collectable.

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

Earnings (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the years ended December 31, 2012 and 2011, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

	Years Ended December 31,
	2012	2011
Net income (loss)	$8,395	$(109,309)

Net income (loss) per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	19,976,421	19,909,753
Diluted	20,170,368	19,909,753

As of December 31, 2012 and 2011 there are no potentially dilutive securities that are anti-dilutive.

Emerging Growth Company

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

On January 1, 2009, the Company adopted an accounting standard for applying fair value measurements to certain assets, liabilities and transactions that are periodically measured at fair value. The adoption did not have a material effect on the Company's financial position, results of operations or cash flows. In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are routinely recognized or disclosed at fair value. This standard clarifies how a company should measure the fair value of liabilities, and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on October 1,

2009. The adoption of this standard did not have a material impact on the Company's financial statements. The fair value accounting standard creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table presents the Company’s Assets & Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2012 and 2011:

	(Level 1)	(Level 2)	(Level 3)
2012	$0	$0	$0
2011	$0	$0	$0

New Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

(2) Related Party Transactions

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Note Payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been accrued for 2012 and 2011.

During the quarter ended September 30, 2011, the Company issued a short-term convertible note to a shareholder in the amount of $10,000. The convertible note is due in one year and bears interest of 12%. The interest for the convertible note has been calculated annually and has been accrued for 2012 and 2011. As of December 31, 2012, the convertible note contains a conversion feature at a 50% discount of the 10 day average closing price prior to notice. The note holder agreed that the conversion would not force the Company to issue more shares than allowed under the current capitalization which eliminates the existence of a derivative. The beneficial conversion feature included in the discounted share price of the conversion was found to be immaterial for the years ended December 31, 2012 and 2011.

During the year 2012 there were no related party transactions other than interest accrued on the above promissory notes.

(3) Prepaids

As of December 31, 2012, the Company has prepaid for certain future professional services in the amount of $3,500. There were no prepaid expenses as of December 31, 2011.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2012	2011
Equipment	3-5	$92,680	$92,680
Office furniture	7	20,482	20,482
Leasehold improvements	3	8,013	8,013
		121,175	121,175
Less accumulated depreciation and amortization		119,587	117,122
Net property and equipment		$1,588	$4,053

(5) Income Taxes
	December 31
	2012	2011
Tax expense/(benefit) computed at statutory rate for continuing operations	$(2,983)	$(37,165)
Tax effect (benefit) of operating loss carryforwards	2,983	37,165
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $8,994,318 as of December 31, 2012, to offset future taxable income, which expire 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

		December 31
		2012		2011
Deferred tax assets:	$		$
Net operating loss		3,318,162		3,326,557
Valuation allowance		(3,318,162)		(3,326,557)
Net deferred asset		$-		$-

At December 31, 2012, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock. As of December 31, 2012, after the 1:5 stock split, the Company is authorized 200,000,000 shares of Common Stock, of which 19,976,421 shares were issued and outstanding.

The Company’s preferred stock has a preferential dividend rate of 12% per year. Accrued and undeclared dividends can be converted into common stock. The Company has not declared or accrued any dividends. As of December 31, 2012 unaccrued and undeclared dividends were $4,800 and for 2011 unaccrued and undeclared dividends were $8,100. The Company’s convertible notes include warrants. When the convertible notes were issued the price of our stock was $0.0065. The Company believes that the common stock is illiquid and has been infrequently traded during the last three years, the trading price of the stock price was not deemed to be a fair value of the conversion feature. Management decided that because of the Company’s ability to continue as a going concern was in question a price of less than $0.005 was a more reasonable measure of the fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

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

(7) Going Concern

The Company earned income of approximately $8,395 for the year ended December 31, 2012, has an accumulated deficit of $8,994,318, and does not have the resources at this time to repay credit and debt obligations, make payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to continue as a going concern.

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

(8) Commitments and Contingencies

The Company conducted its operations from a facility located in Houston Texas during FY 2012. During January 2013 the Company moved facilities to Friendswood Texas under a 12 month operating lease expiring on January 30, 2014.

The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2012:

Year	Amount
2013	$9,138
2014	$800
2015	$-
2016	$-
2017	$-

Rent expense in 2012 and 2011 under the terms of the Houston Texas lease was $14,156 and $15,763, respectively.

(9) Concentrations

Concentration of Major Customers

As of December 31, 2012 the Company’s trade accounts receivables from one customer represented approximately 87% of its accounts receivable. As of December 31, 2011 the Company’s trade accounts receivables from two customers represented approximately 50% of its accounts receivable.

For the year ended December 31, 2012 the Company received approximately 84% of its revenue from three customers. The specific concentrations were Customer A 38%, Customer B 34%, and Customer C 12%. For the year ended December 31, 2011 the Company received approximately 50% of its revenue from two customers.

Concentration of Supplier Risk

The Company had 5 vendors that accounted for approximately 79% of purchases during the year ended December 31, 2012 related to operations. Specific concentrations were Vendor A 18%, Vendor B 18%, Vendor C 18%, Vendor D 14%, and Vendor E 10%.

(10) Shareholder Notes Payable

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a note payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been accrued for 2012 and 2011.

(11) Convertible Shareholder Notes Payable

During the quarter ended September 30, 2011, the Company issued a short-term convertible note to a shareholder in the amount of $10,000. The convertible note is due in one year and bears interest of 12%. The interest for the convertible note has been calculated annually and has been accrued for 2012 and 2011. As of December 31, 2012, the convertible note contains a conversion feature at a 50% discount of the 10 day average closing price prior to notice. The note holder agreed that the conversion would not force the Company to issue more shares than allowed under the current capitalization which eliminates the existence of a derivative. The beneficial conversion feature included in the discounted share price of the conversion was found to be immaterial for the years ended December 31, 2012 and 2011.

(12) Subsequent Events

On January 1, 2013, the board of directors of Data Call Technologies, Inc. (the "Company") appointed Gary Woerz to the Company's board of directors and to serve as CFO of the Company effective January 3, 2013.

Gary D. Woerz, From March 2009 to January 2011, Gary Woerz provided financial consulting services to private and public companies. From September 2007 to January 2008, Mr. Woerz was CFO and COO of Larrea Biosciences, a public reporting company. From July 2006 to July 2007, Mr. Woerz was the CFO of Virexx Medical Corp., a public reporting company. From April 2004 to May 2007, Mr. Woerz served as CFO of American International Industries, Inc., a public reporting company.

On January 3, 2013, the board of directors accepted the resignation of Larry Mosley as CFO and director of the Company. Mr. Mosley informed the Company that the reason for his resignation was to permit him to pursue new business opportunities. Mr. Mosley had no disagreements with the Company's operations, policies or practices.

On January 14, 2013, Mr. James Ammons resigned as chairman, secretary and treasurer of the Company. Mr. Ammons had no disagreements with the Company's operations, policies or practices.

On January 10, 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.03 per share and are subject to the following: (i) the executive shall have voting rights with respect to the shares from the date of issuance except that the right to sell, transfer or assign the shares shall vest at the rate of 1,500,000 shares per year during the employment term; (ii) executive's right to sell, transfer or assign the shares shall be subject to the restrictions of Rule 144 promulgated by the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (the "Act"); and (iii) in the event that executive shall elect, for any reason, to terminate his employment with the Company during the employment term, all rights to the shares shall immediately cease, including voting rights as well as rights to sell, transfer or assign the shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2012.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 .. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2012. Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Timothy Vance	46	Chief Executive Officer, Chief Operating Officer and Director
Gary D. Woerz	66	Chief Financial Officer and Director

Timonthy Vance - Chief Executive Officer, Chief Operating Officer and Director

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

Gary D. Woerz - Chief Financial Officer and Director

From March 2009 to January 2011, Gary Woerz provided financial consulting services to private and public companies. From September 2007 to January 2008, Mr. Woerz was CFO and COO of Larrea Biosciences, a public reporting company. From July 2006 to July 2007, Mr. Woerz was the CFO of Virexx Medical Corp., a public reporting company. From April 2004 to May 2007, Mr. Woerz served as CFO of American International Industries, Inc., a public reporting company.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation during the fiscal years ending December 31, 2012, 2011 and 2010.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position (a)	Year	($)	($)	($)	($)	($)	($)

Timothy Vance, CEO, COO and Director (1)	2012	76,150	---	6,000	---	---	82,150
	2011	75,000	---	6,000	---	---	81,000
	2010	75,000	---	---	---	---	75,000
James Ammons, former director (2)	2012	88,450	---	6,000	---	---	94,450
	2011	75,000	---	6,000	---	---	81,000
	2010	75,000	---	---	---	---	75,000
Larry Mosley, former CFO and Director (3)	2012	4,000	---	---	---	---	4,000
	2011	2,500	---	---	---	---	2,500
	2010	8,500	---	---	---	---	8,500

(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant.
(2) On January 14, 2013, Mr. James Ammons resigned as director of the Company.
(3) On January 3, 2013, the board of directors accepted the resignation of Larry Mosley as CFO and director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2012. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Timothy Vance, CEO, COO and Director	667,000	3.33%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

Gary D. Woerz, CFO and Director	200,000	1.00%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

James Ammons, former director	1,830,000	9.16%
600 Kenrick, Suite 12-B
Houston, TX 77060

Milford and Ruth Mast	2,203,300(2)	10.03%
466 N. Manor Rd.
Elverson, PA 19520
Director and Officer (2 people)	867,000	4.33%

(1) Applicable percentage ownership is based on 19,976,421 shares of common stock outstanding as of December 31, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Milford and Ruth Mast are deemed to beneficially own the shares of common stock held by each other since they are husband and wife. Includes 3,000,000 shares held by an unincorporated entity, Regional Marketing Co., which is controlled by Milford Mast.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Public Accountants

Our auditor, M&K CPAS, PLLC. has served as the Company’s independent registered public accountants for the fiscal year 2012. Our auditor, McConnell & Jones, LLP. has served as the Company’s independent registered public accountants for the fiscal year 2011.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC and McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by M&K CPAS, PLLC and McConnell & Jones, LLP during those periods.

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Audit fees (1)	$13,000	$15,150
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

SIGNATURE	TITLE	DATE
/s/ Timothy Vance	Chief Executive Officer and Director	March 27, 2013
Tim Vance

/s/ Gary D. Woerz	Chief Financial Officer and Director	March 27, 2013
Gary D. Woerz