Form 10-Q
period 2013-03-31
Data Call Technologies
filed 2013-05-06
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission file number 000-54696

DATA CALL TECHNOLOGIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	30-0062823
(State of Incorporation)	(I.R.S. Employer Identification No.)

700 South Friendswood Drive, Suite E, Friendswood, TX	77546
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (866) 219-2025

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

On March 31, 2013, the Registrant had 35,976,421 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Condensed Balance Sheets
March 31, 2013 (Unaudited) and December 31, 2012 (Audited)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$153,411	$14,568
Accounts receivable	51,869	317,164
Prepaid expenses	-	3,500
Total current assets	205,280	335,232

Property and equipment	126,353	121,175
Less accumulated depreciation and amortization	120,277	119,587
Net property and equipment	6,076	1,588

Other assets	1,755	1,755
Total assets	$213,111	$338,575

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$81,024	$89,998
Accrued salaries - related party	15,697	103,771
Accrued interest - related party	17,375	16,000
Convertible short-term note payable to shareholder	10,000	10,000
Deferred revenue	196,243	269,834
Short-term note payable to shareholder	120,250	50,000
Total current liabilities	440,589	539,603
Total liabilities	440,589	539,603

Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2011 and at December 31, 2010	800	800
Common stock, $0.001 par value. Authorized 200,000,000 shares:
35,976,421 shares issued and outstanding at March 31, 2013,
19,976,421 shares issued and outstanding at December 31, 2012	35,976	19,976
Additional paid-in capital	8,860,232	8,772,514
Accumulated deficit	(9,124,486)	(8,994,318)
Total stockholders' deficit	(227,478)	(201,028)
Total liabilities and stockholders' deficit	$213,111	$338,575

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations
Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2013	March 31, 2012

Revenues
Sales	$157,100	$161,421
Cost of sales	28,557	31,423
Gross margin	128,543	129,998

Selling, general and administrative expenses	258,028	122,216
Depreciation and amortization expense	690	567
Total operating expenses	258,718	122,783

Other income
Interest income	8	-

Net income (loss) before income taxes	(130,167)	7,215

Provision for income taxes	-	-
Net income (loss)	$(130,167)	$7,215

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$0.00

Weighted average common shares:
Basic	34,376,421	19,925,421
Diluted	34,376,421	20,997,254

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Condensed Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income or (loss)	$(130,167)	$7,215
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation	690	567
Stock issued for services	39,448	-
Loss on conversion of debt to equity	50,000	-
Options and warrants	4,270	-
Changes in operating assets and liabilities:
Accounts receivable	265,295	(303)
Prepaid expenses	3,500	(10,000)
Accounts payable	(8,974)	25,120
Accrued salaries and related liabilities	6,551	(3,451)
Deferred revenues	(73,591)	47,183
Net cash provided by (used in) operating activities	157,021	66,631

Cash flows from investing activities
Purchase of property and equipment	(5,178)	-
Net cash used in investing activities	(5,178)	-

Cash flows from financing activities:
Proceeds from short-term borrowing from shareholder	10,000	-
Payments on borrowing from shareholder	(23,000)	-
Net cash provided by (used in) financing activities	(13,000)	-

Net increase (decrease) in cash	138,843	66,331
Cash at beginning of year	14,568	44,851
Cash at end of period	$153,411	$111,182

Non-cash activity:
Conversion of short-term borrowing from shareholder to common stock	$10,000	-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
March 31, 2013

(1) Summary of Significant Acounting Policies

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012. There were no cash equivalents as of March 31, 2013 or December 31, 2012.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2013 and December 31, 2012.

Revenue Recognition

Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of March 31, 2013 and December 31, 2012 as we believe all of our receivables are fully collectable.

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

On January 1, 2009, the Company adopted an accounting standard for applying fair value measurements to certain assets, liabilities and transactions that are periodically measured at fair value. The adoption did not have a material effect on the Company's financial position, results of operations or cash flows. In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are routinely recognized or disclosed at fair value. This standard clarifies how a company should measure the fair value of liabilities, and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on October 1, 2009. The adoption of this standard did not have a material impact on the Company's financial statements. The fair value accounting standard creates a three level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

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

The following table presents the Company’s Assets & Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	(Level 1)	(Level 2)	(Level 3)
March 31, 2013	$0	$0	$0
December 31, 2012	$0	$0	$0

Recent Accounting Pronouncements

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

(2) Related Party Transactions

During the quarter ended March 31, 2013, two related parties agreed to convert their accrued salaries and related interest to notes. As of March 31, 2013, the total due to these two related parties for past accrued salaries is $70,250.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2013 was $39,448.

During the first quarter of 2013, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $4,270 (2012: $0) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2013. Total stock option compensation expense is calculated at $26,872, to be recognized over the expected life of 1 1/2 years.

During the first quarter of 2013, the Company received cash in the sum of $10,000 from a shareholder for a note payable at a 5% interest rate. The note and related interest were converted to 1,000,000 shares of common stock resulting in a loss of $50,000 on conversion using the closing price of the stock on the date of conversion of $0.06 per share.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at March 31, 2013 and December 31,2012. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of March 31, 2012unaccrued and undeclared dividends were $1,200.00.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2013 was $39,448.

During the first quarter of 2013, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock based compensation is as follows:

Risk free interest rate
Expected dividend yield
Expected stock price volatility
Expected life of options

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	1.84	$0.001	900,000

The Company recorded $4,270 (2012: $0l) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2013. Total stock option compensation expense is calculated at $26,872, to be recognized over the expected life of 1 1/2 years.

During the first quarter of 2013, the Company converted a $10,000 note payable and related interest from a shareholder into 1,000,000 shares of common stock resulting in a loss of $50,000 on conversion using the closing price of the stock on the date of conversion of $0.06 per share.

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

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2013	December 31, 2012
Equipment	3-5	$96,237	$92,680
Office furniture	7	21,680	20,482
Leasehold improvements	3	8,436	8,013
		126,353	121,175
Less accumulated depreciation and amortization		120,277	119,587
Net property and equipment		$6,076	$1,588

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

(6) Shareholder Notes Payable

During the first quarter of 2013, the Company received cash in the sum of $10,000 from a shareholder for a note payable at a 5% interest rate. The note and related interest were converted to 1,000,000 shares of common stock resulting in a loss of $50,000 on conversion using the closing price of the stock on the date of conversion of $0.06 per share.

During the first quarter of 2013, the Company converted two related party accrued salary balances and related interest to notes payable at a 5% interest rate. The interest for the notes payable balances has been calculated annually and has been accrued for the first quarter of 2013.

(7) Subsequent Events and Contingencies

The Company has evaluated subsequent events from the date on the balance sheet through the date these financial statements are being filed with the Securities and Exchange Commission. No material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

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

Data Call specializes in allowing its clients to create their own Digital Signage dynamic content feeds delivered, via the Internet, to digital display devices (plasma, LCD, Jumbotron, Kiosks etc.) at their establishments. The only requirements our clients must have are 1) a supported third party digital signage or Kiosk solution, or similar device, which receives the data from our servers via the Internet, and displays the content on digital displays and 2) an Internet connection. The Direct Lynk System is supported by various third party systems, varying in cost from $350 to $5,000, such as those marketed by 3M Digital Signage, BroadSignCoolsign, Scala, and Cisco amongst others.

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

During the last twelve months, the Company has implemented cost management measurements to review monthly expenditures.. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months.. We do not currently have any plans to increase our monthly expenditures or number of employees. We estimate the Company will generate revenues in excess of $500,000 in 2013.

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

We are planning and negotiating with current vendors and partners, to expand our offering to other lateral markets. Hardware, software, and sales processes are currently being modified and/or developed. We are currently in the completion phases of our mobile application platform that we expect to bring to market during fiscal year 2013.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Our revenues for the three months ended March 31, 2013 were $157,100 compared to $161,421 for the three-month period ended March 31, 2012, representing a decrease of $4,321 or 2.7% during the same period in the prior year. The decrease in revenues was mainly due to the non renewal of annual contracts at the beginning of the year.

Costs of sales for the three months ended March 31, 2013 were $28,557 compared to $31,423 for the three-month period ended March 31, 2013, which represents a decrease of $2,866 or 9.1%. Costs of sales did not decrease in direct proportion to a decrease in revenues because costs of sales are directly linked to the bandwidth required to provide the subscription services. Costs of sales decreased substantially because of the discontinuance of the new products and our continued efforts to find less expensive bandwidth providers.

Gross margins for the three months ended March 31, 2013 were $128,543 or 81.8% compared to $129,998 or 80.5% for the three-month period ended March 31, 2012.

Selling, General and Administrative expenses for the three months ended March 31, 2013 were $258,028 compared to $122,216 for the three-month period ended March 31, 2012, representing an increase of $135,812 or a 111.1 % increase from the same period in the prior year. The increase in SG&A expenses is mainly due to increased non-recurring legal expenses of $10,000 due to the management changes at the beginning of the year. The non-recurring payments to board members of $25,000 non-recurring payments made to prior management of $28,300, non-recurring expenses related to short-term borrowings of $60,000 and non recurring expenses related to reissuance of a prior year opinion of $5,000.

Net loss for the three months ended March 31, 2013 was $130,167 compared to a net income of $7,215 for the three-month period ended March 31, 2012. The Company’s net loss was significantly higher for the first quarter due to reorganization expenses, which were occurred at the beginning of the year. The Company has calculated all of the expenses for the quarter which were due to the reorganization. Excluding costs associated to our reorganisation, our net loss would have $1,867 if the above non-recurring expenses are removed from the current net loss.

We had total current assets of $205,280 consisting of $153,411 of cash and $51,869 in accounts receivable. As of March 31, 2013, we had total current liabilities of $440,589, which represented $81,024 in accounts payable, $15,697 in accrued salaries, $17,375 in accrued interest and related liabilities, deferred revenues of $196,243 and a $130,250 short-term notes payable.

We had a negative working capital of $ 235,309 and an accumulated deficit of $9,124,486 on March 31, 2013.

We used $157,021 in our operating activities during the three-month period ended March 31, 2013, which was mainly due to a net loss of $130,168, a decrease in deferred revenues and decrease in accounts payable offset by a decrease in accounts receivables of $265,295, non-cash compensation valued at $39,448, a $50,000 loss incurred related to the conversion of debt into equity, non-cash expenses related to options and warrants of $4,270, $3,500 in prepaid expenses and $6,551 related to accrued salaries and related liabilities. We had investing activities of $5,178 during the three-month period ended March 31, 2013. We used $13,000 in our financing activities during the three months ended March 31, 2013, which payaments were related to net repayments on shareholder notes.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2013.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Contents

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
   Dated: May 6, 2013

/s/ Gary Woerz
Gary Woerz
   CFO
   Dated: May 6, 2013