Form 10-Q
period 2013-06-30
Data Call Technologies
filed 2013-08-12
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On June 30, 2013, the Registrant had 35,976,421 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Condensed Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012 (Audited)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$63,729	$14,568
Accounts receivable	38,889	317,164
Prepaid expenses	-	3,500
Total current assets	102,618	335,232

Property and equipment	128,573	121,175
Less accumulated depreciation and amortization	121,120	119,587
Net property and equipment	7,453	1,588

Other assets	6,938	1,755
Total assets	$117,009	$338,575

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$26,585	$89,998
Accrued salaries - related party	15,442	103,771
Accrued interest - related party	18,750	16,000
Convertible short-term note payable to shareholder	10,000	10,000
Deferred revenue	122,652	269,834
Short-term note payable to shareholder	100,750	50,000
Total current liabilities	294,179	539,603
Total liabilities	294,179	539,603

Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at June 30, 2013 and at December 31, 2012	800	800
Common stock, $0.001 par value. Authorized 200,000,000 shares:
35,976,421 shares issued and outstanding at June 30, 2013 and
19,976,421 shares issued and outstanding at December 31, 2012	35,976	19,976
Additional paid-in capital	8,911,180	8,772,514
Accumulated deficit	(9,125,126)	(8,994,318)
Total stockholders' deficit	(177,170)	(201,028)
Total liabilities and stockholders' deficit	$117,009	$338,575

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations
Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues
Sales	$157,388	$147,739	$314,488	$309,160
Cost of sales	26,348	28,226	54,905	59,650
Gross margin	131,040	119,513	259,583	249,510

Selling, general and administrative expenses	130,845	121,288	388,873	243,501
Depreciation and amortization expense	842	632	1,532	1,200
Total operating expenses	131,687	121,920	390,405	244,701

Net income (loss) before income taxes	(647)	(2,407)	(130,822)	4,809

Other income (loss)
Interest income	6	-	14	-

Provision for income taxes	-	-	-	-
Net income (loss)	$(641)	$(2,407)	$(130,808)	$4,809

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	35,976,421	19,976,421	35,180,841	19,976,421
Diluted	35,976,421	19,976,421	35,180,841	24,330,267

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Condensed Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income or (loss)	$(130,808)	$4,809
Adjustments to reconcile net income or (loss) to net cash provided by (used in) operating activities:
Depreciation	1,532	1,200
Stock issued for services	133,766	-
Options and warrants	10,900	-
Changes in operating assets and liabilities:
Accounts receivable	278,275	(1,950)
Prepaid expenses	3,500	(10,025)
Accounts payable	(63,413)	26,474
Deferred revenues	(147,182)	(12,644)
Accrued salaries and related liabilities	7,672	(9,945)
Other assets	(5,183)	-
Net cash provided by (used in) operating activities	89,059	(2,081)

Cash flows from investing activities
Purchase of property and equipment	(7,398)	-
Net cash used in investing activities	(7,398)	-

Cash flows from financing activities:
Proceeds from short-term borrowing from shareholder	10,000	-
Payments on borrowing from shareholder	(42,500)	-
Net cash provided by (used in) financing activities	(32,500)	-

Net increase (decrease) in cash	49,161	(2,081)
Cash at beginning of year	14,568	44,851
Cash at end of period	$63,729	$42,770

Non-cash activities:
Conversion of short-term borrowing from shareholder to common stock	$10,000	$-

Supplemental Cash Flow Information:	$1,500	$-
Cash paid for interest

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
June 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2013 or December 31, 2012.

Revenue Recognition

The Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of June 30, 2013 and December 31, 2012 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	(Level 1)	(Level 2)	(Level 3)
June 30, 2013	$0	$0	$0
December 31, 2012	$0	$0	$0

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

- Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

- Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

(2) Related Party Transactions

During the quarter ended March 31, 2013, two related parties agreed to convert their accrued salaries and related interest to notes payable carrying 5% interest. As of June 30, 2013, the total due to these two related parties for past accrued salaries is $50,750. For the six months ended June 30, 2013, $42,500 of the balance was repaid.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the second quarter of 2013 was $44,318 and $83,766 for the six months ended June 30, 2013.

During the first quarter of 2013, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $6,630 (2012: $Nil) in stock option compensation expense, in relation to these options, during the quarter ended June 30, 2013 and $10,900 for the six months ended June 30, 2013. Total stock option compensation expense is calculated at $26,872, to be recognized over the expected life of 1 1/2 years.

During the first quarter of 2013, the Company received cash in the sum of $10,000 from a shareholder for a note payable at a 5% interest rate. The note and related interest were converted to 1,000,000 shares of common stock resulting in a loss of $50,000 on conversion using the closing price of the stock on the date of conversion of $0.06 per share.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at June 30, 2013 and December 31, 2012. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of June 30, 2013 unaccrued and undeclared dividends were $3,600.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the second quarter of 2013 was $44,318 and $83,766 for the six months ended June 30, 2013.

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

The Company recorded $6,630 (2012: $Nil) in stock option compensation expense, in relation to these options, during the quarter ended June 30, 2013 and $10,900 for the zix months ended June 30, 2013. Total stock option compensation expense is calculated at $26,872, to be recognized over the expected life of 1 1/2 years.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 35,976,421 are issued and outstanding at June 30, 2013.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2013	December 31, 2012
Equipment	3-5	$96,237	$92,680
Office furniture	7	23,900	20,482
Leasehold improvements	3	8,436	8,013
		128,573	121,175
Less accumulated depreciation and amortization		121,120	119,587
Net property and equipment		$7,453	$1,588

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

During the first quarter of 2013, the Company converted two related party accrued salary balances and related interest to notes payable at a 5% interest rate. The interest for the notes payable balances has been calculated annually and has been accrued for the first quarter of 2013. As of June 30, 2013, the total due to these related parties for accrued salaries was $50,750 and included in short-term note payable to shareholder. For the six months ended June 30, 2013, $42,500 of the balance converted was repaid.

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

However, by integrating Data Call’s active content alongside their presentations, companies can provide the entertainment content so necessary in dwell-time retention without disrupting the core message of the presentation. Information categories provided by Data Call include news, weather, sports, financial data, and the latest traffic alerts, amongst others. With such a broad range of offerings, companies have access to the active and dynamic content they need, regardless of the market they are addressing.

Data Call Opportunities

The opportunities for Data Call in the digital signage industry are countless. Many companies nowadays would outsource all or part of their content creation. Data Call stands ready as their outsourced provider of active content data. Whether it’s general entertainment information (news, sports, stocks, etc.) or location-targeted active content (weather, traffic, etc.), research is validating the long-held assumption that it is active content that draws viewers to digital signage and keeps them engaged throughout the presentation.

Over the past six years, Data Call has worked with the industry leaders in digital signage to develop the data formats and communication methods to allow Data Call’s active content to be easily integrated into their hardware and software products.

Partners, Not Customers

Data Call’s approach to customer relations is to not accumulate customers, but to build partnerships. Each Data Call partner is as unique as the digital signage market they service, and each has their own requirements for active content. In developing active content for digital signage, Data Call identified six factors that had to be addressed - reliability, objectivity, and ease of implementation. To address the reliability requirement, Data Call opted to license information from the leaders that create news, weather, sports and financial data rather than “scrapping” information from the Internet (which can be illegal) or pulling RSS feeds (which may come and go at the provider’s whim). Licensing data from these providers also satisfied the second requirement, objectivity. The Internet is as littered of slanted opinions and hidden agendas as there are users of the Internet, So arbitrarily allowing these “news” sources to go unchecked into Data Call’s active content was completely unacceptable. Finally, the third requirement, ease of implementation, was address by both Data Call’s licensing of data and the method by which it was disseminated to their partners.

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

Market demand, opportunity, and technology converge at a single point in time, and Data Call is there. Digital signage platforms are evolving to meet mass market requirements, costs for hardware and software are falling to the point of becoming commodities, and the markets for digital signage are clarifying through historical trial and error.

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

We are planning and negotiating with current vendors and partners, to expand our offering to other lateral markets. Hardware, software, and sales processes are currently being modified and/or developed. We are currently in the completion phases of our mobile application platform which we expect to bring to market during fiscal year 2013.

The Company's operations are expected to generate positive cash flow from operations in the third quarter of 2013.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Our revenues for the three months ended June 30, 2013 were $157,388, compared to $147,739 for the three-month period ended June 30, 2012, representing an increase of $9,649 or an increase of approximately 6.5% from the same period in the prior year. The increase in revenues was mainly due to standard renewals and new business. Costs of sales for the months ended June 30, 2013 were $26,348 compared to $28,226 for the three-month period ended June 30, 2012. Cost of sales decreased $1,878 or approximately 6.6% because of costs related to the bandwidth required to provide the subscription services.

Gross margins for the three months ended June 30, 2013 were 83.2%, compared to 80.8%, for the three -month period ended June 30, 2012.

Operating expenses for the three months ended June 30, 2013 were $130,845, compared to $121,288 for the three-month period ended June 30, 2012, representing an increase of $9,557 from the same period in the prior year. The increase in operating expenses is mainly due to the expense of stock options and warrants.

Net loss for the three months ended June 30, 2013 was $641, compared to $2,407 for the three month period ended June 30, 2012. The decrease in our net loss is due to the increase in revenues and the reduction of cost of sales.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Our revenues for the six months ended June 30, 2013 were $314,488, compared to $309,160 for the six-month period ended June 30, 2012, representing an increase of $5,328 from the same period in the prior year. The increase in revenues was mainly due to the standard renewals and new business.

Costs of sales for the six months ended June 30, 2013 were $54,905, compared to $59,650 for the six-month period ended June 30, 2012. Cost of sales decreased due the costs related to the bandwidth required to provide the subscription services.

Gross margins for the six months ended June 30, 2013 were 82.5%, compared to 81%, for the six-month period ended June 30, 2012.

Operating expenses for the six months ended June 30, 2013 were $388,873, compared to $243,501 for the six-month period ended June 30, 2012, representing an increase of $145,372 from the same period in the prior year. The increase in operating expenses is mainly due to expense associated with the issuance of stock and options.

Net income/(loss) for the six months ended June 30, 2013 was $(130,808), compared to a net income of $4,809 for the six-month period ended June 30, 2012. The net loss was due to the expense of stock issuances and options.

Liquidity and Capital Resources

We had total current assets of $102,618, consisting of $63,729 of cash and $38,889 accounts receivable. We had total current liabilities of $294,179 as of June 30, 2013, which represented $26,585 of accounts payable, $15,442 in accrued salaries and related liabilities, accrued interests of $18,750, deferred revenues of $122,652 and $110,750 in short-term notes.

We had a negative working capital of $191,561 and an accumulated deficit of $9,125,126 on June 30, 2013.

We used $89,059 of cash in our operating activities during the six-month period ended June 30, 2013, which was mainly due to a net loss of $130,808, common stock and warrant expense of $144,666 an decrease in accounts receivables of $278,275 and decrease in prepaid expenses of $3,500, an decrease in accounts payable of $63,413, decrease in accrued salaries and liabilities of $7,672 and a decrease in deferred revenues of $147,182. We had investing activities of $7,398 during the six-month period ended June 30, 2013. We used $32,500 in our financing activities during the six months ended June 30, 2013, consisting of $10,000 of related party borrowings and $42,500 of repayment of related party notes payable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended June 30, 2013. Management has identified corrective actions for the weakness and has begun implementation during the remainder of 2013.

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
   Dated: August 9, 2013

/s/ Gary Woerz
Gary Woerz
   CFO
   Dated: August 9, 2013