Form 10-Q
period 2013-09-30
Data Call Technologies
filed 2013-11-08
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On September 30, 2013, the Registrant had 122,976,421 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Condensed Balance Sheets
September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013
	(Unaudited)	December 31, 2012
Assets
Current assets:
Cash	$17,280	$14,568
Accounts receivable	69,486	317,164
Prepaid expenses	-	3,500
Total current assets	86,766	335,232

Property and equipment	128,573	121,175
Less accumulated depreciation and amortization	121,962	119,587
Net property and equipment	6,611	1,588

Other assets	800	1,755
Total assets	$94,177	$338,575

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$38,593	$89,998
Accrued salaries - related party	30,842	103,771
Accrued interest - related party	20,126	16,000
Convertible short-term note payable to shareholder	10,000	10,000
Deferred revenue	66,805	269,834
Short-term note payable to shareholder	31,250	-
Convertible short-term note payable	41,400	50,000
Total current liabilities	239,016	539,603
Total liabilities	239,016	539,603

Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible
800,000 shares issued and outstanding at September 30, 2013 and at December 31, 2012	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B
none issued and outstanding at September 30, 2013 and at December 31, 2012	-	-
Common stock, $0.001 par value. Authorized 200,000,000 shares:
122,976,421 shares issued and outstanding at September 30, 2013 and
19,976,421 shares issued and outstanding at December 31, 2012	122,976	19,976
Additional paid-in capital	8,936,309	8,772,514
Accumulated deficit	(9,204,924)	(8,994,318)
Total stockholders' deficit	(144,839)	(201,028)
Total liabilities and stockholders' deficit	$94,177	$338,575

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations
Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues
Sales	$152,852	$124,451	$467,340	$433,611
Cost of sales	29,327	32,587	84,232	92,237
Gross margin	123,525	91,864	383,108	341,374

Selling, general and administrative expenses	149,608	90,987	534,231	334,489
Depreciation and amortization expense	843	633	2,375	1,833
Total operating expenses	150,451	91,620	536,606	336,322

Net income (loss) before income taxes	(26,926)	244	(153,498)	5,052

Other income (expense)
Interest income	3	-	17	-
Interest expense	(52,875)	-	(57,125)	-
Total other income (expense)	(52,872)	-	(57,108)	-

Provision for income taxes	-	-	-	-
Net income (loss)	$(79,798)	$244	$(210,606)	$5,032

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares:
Basic	68,574,247	19,976,421	46,434,296	19,976,421
Diluted	68,574,247	19,976,421	46,434,296	22,240,241

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income or (loss)	$(210,606)	$5,052
Adjustments to reconcile net income or (loss) to net cash provided by (used in) operating activities:
Depreciation	2,375	1,833
Stock issued for services	180,522	-
Options and warrants	17,673	-
Amortization of debt discount	50,000	-
Changes in operating assets and liabilities:
Accounts receivable	247,678	446
Prepaid expenses	3,500	(6,012)
Accounts payable	(51,405)	37,815
Deferred revenues	(203,029)	(56,723)
Accrued salaries and related liabilities	24,446	(15,243)
Other assets	955	-
Net cash provided by (used in) operating activities	62,109	(32,832)

Cash flows from investing activities
Purchase of property and equipment	(7,398)	-
Net cash used in investing activities	(7,398)	-

Cash flows from financing activities:
Proceeds from short-term borrowing from shareholder	10,000	-
Payments on borrowing from shareholder	(62,000)	-
Net cash provided by (used in) financing activities	(52,000)	-

Net increase (decrease) in cash	2,712	(32,832)
Cash at beginning of year	14,568	44,851
Cash at end of period	$17,280	$12,019

Non-cash activities:
Conversion of short-term borrowing from shareholder to common stock	$18,600	$-
Debt discount on convertible note modification	$50,000	$-

Supplemental Cash Flow Information:	$3,000	$-
Cash paid for interest

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
September 30, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2013 or December 31, 2012.

Revenue Recognition

The Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of September 30, 2013 and December 31, 2012 as we believe all of our receivables are fully collectable.

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

Beneficial Conversion Feature

Convertible debt includes conversion terms that are considered in the money compared to the market price of the stock on the date of the related agreement. The Company calculates the beneficial conversion feature and records a debt discount with the amount being amortized to interest expense over the term of the note.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Convertible notes payable	$0	$0	$51,400
December 31, 2012
Convertible notes payable	$0	$0	$60,000

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

(2) Related Party Transactions

During the third quarter of 2013, the Company issued unregistered shares as follows: (i) 1,000,000 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.0185 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in the third quarter of 2013 and for the Nine Months ended September 30, 2013 was $1,951.

During the quarter ended March 31, 2013, two related parties agreed to convert their accrued salaries and related interest to notes payable carrying 5% interest. As of September 30, 2013, the total due to these two related parties for past accrued salaries is $31,250. For the Nine Months ended September 30, 2013, $62,000 of the balance was repaid.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the third quarter of 2013 was $44,805 and $113,571 for the Nine Months ended September 30, 2013.

During the first quarter of 2013, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $6,773 (2012: $Nil) in stock option compensation expense, in relation to these options, during the quarter ended September 30, 2013 and $17,673 for the Nine Months ended September 30, 2013. Total stock option compensation expense is calculated at $26,872, to be recognized over the expected life of 1 1/2 years.

During the first quarter of 2013, the Company received cash in the sum of $10,000 from a shareholder for a note payable at a 5% interest rate. The note and related interest were converted to 1,000,000 shares of common stock resulting in a loss of $50,000 on conversion using the closing price of the stock on the date of conversion of $0.06 per share.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at September 30, 2013 and December 31, 2012. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of September 30, 2013 unaccrued and undeclared dividends were $3,600.

During the quarter ended September 30, 2013 the Company amended its Articles of Incorporation to authorize 1,000,000 shares of Series B Preferred Stock at a par value of $0.001. The Series B Preferred Stock may be issued in one or more series by the terms of which may be and may include preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. The Series B Preferred Shares have the right to vote in the aggregate, on all shareholder matters votes equal to 30% of the total shareholder vote on any and all shareholder matters. The Series B Preferred Stock will be entitled to this 30% voting right no matter how many shares of common stock or other voting stock of Data Call Technology stock is issued and outstanding in the future.

During the quarter ended September 30, 2013,the Company amended a note agreement with our creditor who held a $50,000 note payable adding a conversion feature at $0.0001 per share. The amendment was treated as a debt modification and the amended terms resulted in a beneficial conversion feature. The conversion feature was evaluated with a debt discount of $50,000 being recorded and expensed during the quarter ending September 30, 2013 as the note was considered due. The creditor sold a portion of his note for $8,600. At the request of the new creditors the Company issued 86,000,000 shares of common stock at $0.0001 in terms with the amended agreement. No gain or loss was recorded on the debt modification or the conversion of debt to equity during the period ending September 30, 2013.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the second quarter of 2013 was $44,805 and $113,571 for the Nine Months ended September 30, 2013.

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

The Company recorded $6,773 (2012: $Nil) in stock option compensation expense, in relation to these options, during the quarter ended September 30, 2013 and $17,673 for the nine months ended September 30, 2013. Total stock option compensation expense is calculated at $26,872, to be recognized over the expected life of 1 1/2 years.

During the third quarter of 2013, the Company issued unregistered shares as follows: (i) 1,000,000 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.0185 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in the third quarter of 2013 and for the Nine Months ended September 30, 2013 was $1,951.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 122,976,421 are issued and outstanding at September 30, 2013.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2013	December 31, 2012
Equipment	3-5	$96,237	$92,680
Office furniture	7	23,900	20,482
Leasehold improvements	3	8,436	8,013
		128,573	121,175
Less accumulated depreciation and amortization		121,962	119,587
Net property and equipment		$6,611	$1,588

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

During the first quarter of 2013, the Company converted two related party accrued salary balances and related interest to notes payable at a 5% interest rate. The interest for the notes payable balances has been calculated annually and has been accrued for the first quarter of 2013. As of September 30, 2013, the total due to these related parties for accrued salaries was $50,750 and included in short-term note payable to shareholder. For the Nine Months ended September 30, 2013, $62,000 of the balance converted was repaid.

(7) Debt Modification and Beneficial Conversion Feature

During the quarter ended September 30, 2013, a note payable agreement was amended to include a conversion feature to the Company’s common stock at $0.0001 per share. Under ASC 470-50, the amendment adds a substantive conversion option which causes the amended note to be evaluated as a new debt issuance. As the conversion term is considered in the money a beneficial conversion feature was present with a debt discount calculated at $50,000. The debt discount was amortized to interest expense during the third quarter of 2013 due to the note being due at the time of the amendment.

(8) Subsequent Events and Contingencies

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

Data Call specializes in allowing its clients to create their own Digital Signage dynamic content feeds delivered, via the Internet, to digital display devices (plasma, LCD, Jumbotron, Kiosks etc.) at their establishments. The only requirements our clients must have are 1) a supported third party digital signage or Kiosk solution, or similar device, which receives the data from our servers via the Internet, and displays the content on digital displays and 2) an Internet connection. The Direct Lynk System is supported by various third party systems, varying in costs from $350 to $5,000.

The Direct Lynk System allows customers to select from the pre-determined data and information services described below. The client may choose which individual locations and which displays they would like to receive our feeds based on how their digital signage network is configured.

In August of 2013, the company announced the release of it’s Direct Lynk Media (DLMedia) product. The DLMedia product encapsulates the Direct Lynk Messenger product with major enhancements and options that allowthe client to select and include in their feed images relative to the news feeds. Also in the release,both Weather and Traffic image products have been enhanced considerably. Other additions included within the release bring more value to the company’s clients and create more interest from new and existing clients.

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

During the last twelve months, the Company has implemented cost management measurements to reduce monthly expenditures. Our current rate of monthly expenditures is approximately $50,000. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months. We currently have no plans to increase the number of employees. However, as new opportunities present themselves, we may find it necessary to bring human resources on staff to accommodate the preparations for those opportunities. We plan to continue to grow our business and market our Direct Lynk System to potential customers over the course of the next twelve months by marketing our technology to digital signage manufacturers, Kiosk manufactures, trade magazines, trade shows and call centers. We continually add subscribers for our technology throughout and intend to build and increase such subscribers moving forward.

We are planning and negotiating with current vendors and partners, to expand our offering to other lateral markets. Hardware, software, and sales processes are currently being modified and/or developed.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Our revenues for the three months ended September 30, 2013 were $152,852, compared to $124,451 for the three-month period ended September 30, 2012, representing an increase of $28,401 or an increase of approximately 22.8% from the same period in the prior year. The increase in revenues was mainly due to standard renewals and new business. Costs of sales for the months ended September 30, 2013 were $29,327 compared to $32,587 for the three-month period ended September 30, 2012. Cost of sales decreased $(3,260) or approximately 10.0% because of costs related to the bandwidth required to provide the subscription services.

Gross margins for the three months ended September 30, 2013 were 80.8%, compared to 73.8%, for the three -month period ended September 30, 2012.

Operating expenses for the three months ended September 30, 2013 were $150,451, compared to $91,620 for the three-month period ended September 30, 2012, representing an increase of $58,831 from the same period in the prior year. The increase in operating expenses is mainly due to the expense of stock options, warrants, amortization of debt discount and payments to prior management and board members.

Net loss for the three months ended September 30, 2013 was $(79,798), compared to $244 for the three month period ended September 30, 2012. The increase in our net loss was due to the non-cash expenses associated with expensing of options and warrants ($52,693) plus the increase in cash expense for the payments made to prior management and board members ($19,500) and amortization of debt discount ($50,000).

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Our revenues for the Nine Months ended September 30, 2013 were $467,340, compared to $433,611 for the nine-month period ended September 30, 2012, representing an increase of $33,729 from the same period in the prior year. The increase in revenues was mainly due to the standard renewals and new business.

Costs of sales for the Nine Months ended September 30, 2013 were $84,232, compared to $92,237 for the nine-month period ended September 30, 2012 representing a decrease of $8,005. Cost of sales decreased due the costs related to the bandwidth required to provide the subscription services.

Gross margins for the Nine Months ended September 30, 2013 were 82.0%, compared to 78.7%, for the nine-month period ended September 30, 2012.

Operating expenses for the Nine Months ended September 30, 2013 were $536,606, compared to $336,332 for the nine-month period ended September 30, 2012, representing an increase of $200,274 from the same period in the prior year. The increase in operating expenses is mainly due to the non-cashexpense associated with the issuance of stock and options ($197,359) and the cash expense associated with payments made to prior management and board members of $62,000.

Net income/(loss) for the Nine Months ended September 30, 2013 was $(210,606), compared to a net income of $5,052 for the nine-month period ended September 30, 2012. The net loss was due to the expense of stock issuances and options, amortization of debt discount and payments made to prior management and board members. TheCompany would have shown a profit from operations of $36,753 if the non-cash expense of $247,359 was excluded and the income would have been $98,753 if it were not absorbing the payments to prior management and board members ($62,000).

Liquidity and Capital Resources

We had total current assets of $86,766 consisting of $17,280 of cash and $69,486 in accounts receivable. We had total current liabilities of $239,016 as of September 30, 2013, which represented $38,593 of accounts payable, $30,842 in accrued salaries and related liabilities, accrued interests of $20,126, deferred revenues of $66,805 and $72,650 in short-term notes.

We had a negative working capital of $152,250 and an accumulated deficit of $9,204,924 on September 30, 2013.

We generated $62,109 of cash in our operating activities during the nine-month period ended September 30, 2013, which was mainly due to a net loss of $159,769, common stock and warrant expense of $198,195, amortization of debt discount of $50,000, a decrease in accounts receivables of $247,678, a decrease in prepaid expenses of $3,500, a decrease in accounts payable of $51,405, increase in accrued salaries and liabilities of $24,446 and a decrease in deferred revenues of $203,029. We had investing activities of $7,397 during the nine-month period ended September 30, 2013. We used $52,000 in our financing activities during the Nine Months ended September 30, 2013, consisting of $10,000 of related party borrowings and $62,000 of repayment of related party notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended September 30, 2013. Management has identified corrective actions for the weakness and has begun implementation during the remainder of 2013.

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
   Dated: November 8, 2013

/s/ Gary Woerz
Gary Woerz
   CFO
   Dated: November 8, 2013