Form 10-K
period 2013-12-31
Data Call Technologies
filed 2014-03-31
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2013, the aggregate market value of the 109,106,421 shares of common stock held by non-affiliates of the Registrant was approximately $218,213 based on the share price of the Registrants common stock on December 31, 2013. On December 31, 2013, the Registrant had 125,976,421 shares of common stock outstanding.

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

Overview

What Is Digital Signage?

Plasma and LCD displays are rapidly replacing printed marketing materials such as signs and placards, as well as the old fashioned whiteboard, for product and corporate branding, marketing and assisted selling. The appeal of instantly updating product videos and promotional messages on one or a thousand remotely located displays is driving the adoption of this exciting marketing tool. Digital signage presentations are typically comprised of repeating loops of information used to brand, market or sell the owner's products and services. But once seen, this information becomes repetitive and the viewer tunes it out, resulting in low retention of the client's message. As digital signage comes of age, the "dynamic" characteristic of the presentation has taken center stage dynamic being fresh, relevant, updated content.

Digital Signage Comes of Age

Digital signage is coming of age and Data Call Technologies has been there from the start. Five years ago, a company wanting to take the digital signage plunge was faced with a myriad of hardware and software companies, all offering their own "vision" of what digital signage should be. They were given the tools of digital signage, but were left pretty much left to their own devices as to what to build. Those companies that took the early plunge where then faced with the fact that no one had come before them to show the rights and wrongs, the dos and don'ts of content development. But, even at this early stage of the game, Data Call recognized that these pioneers of digital signage lacked a key component that would become an integral part of any successful implementation-active content.

In the years since those early days of digital signage, the market has taken care of weeding out the weaker providers of hardware and software. Companies now have a clearer understanding of what digital signage is, what is needed for a successful implementation and the best use of content space given their more-defined and attainable goals. In the past three years, as the cost of platforms, supporting infrastructure and displays has fallen dramatically; digital signage has become more accessible to a wider range of companies while the growing Kiosk market has cross-pollinated with Digital Signage. And those combined companies are realizing that the initial, one-time cost of getting into the game is far outweighed by the cost of staying in the game, in the form of ongoing content development. As the cost of deployment decreased, companies began focusing on attention-grabbing content. Whether the goal of the presentation was product branding, marketing or assisted selling, content became king. Active content is on everyone's "needs" list because it is proven to draw customers to the core message and keep customers engaged throughout the presentation, And Data Call stands ready to serve this exploding market.

The Need for Speed--Active Content

Active content is that part of a digital signage presentation that is constantly updated with timely and relevant information. For instance, a typical presentation may contain ten 15-second loops that provide the primary message of the presentation, but the active dynamic content, such as that provided by Data Call, is updated with new information throughout the day. Those seeking to add active and dynamic content to their digital signage presentations are advised to employ Data Call's integrated content rather than shoehorning broadcast content into their digital signage presentation.

However, by integrating Data Call's active content alongside their presentations, companies can provide the entertainment content so necessary in dwell-time retention without disrupting the core message of the presentation. Information categories provided by Data Call include news, weather, sports, financial data and the latest traffic alerts, amongst others. With such a broad range of offerings, companies have access to the active and dynamic content they need, regardless of the market they are addressing.

Data Call Opportunities

The opportunities for Data Call in the digital signage industry are countless. Many companies nowadays would outsource all or part of their content creation. Data Call stands ready as their outsourced provider of active content data. Whether it's general entertainment information (news, sports, stocks, etc.) or location-targeted active content (weather, traffic, etc), research is validating the long-held assumption that it is active content that draws viewers to digital signage and keeps them engaged throughout the presentation.

Over the past seven years, Data Call has worked with the industry leaders in digital signage to develop the data formats and communication methods to allow Data Call's active content to be easily integrated into their hardware and software products.

Partners, Not Customers

Data Call's approach to customer relations is to not accumulate customers, but to build partnerships. Each Data Call partner is as unique as the digital signage market they service, and each has their own requirements for active content. In developing active content for digital signage, Data Call identified three factors that had to be addressed - reliability, objectivity and ease of implementation. To address the reliability requirement, Data Call opted to license information from the leaders that create news, weather, sports and financial data rather than "scrapping" information from the Internet (which can be illegal) or pulling RSS feeds (which may come and go at the provider's whim). Licensing data from these providers also satisfied the second requirement, objectivity. The Internet is as littered of slanted opinions and hidden agendas as there are users of the Internet, So arbitrarily allowing these "news" sources to go unchecked into Data Call's active content was completely unacceptable. Finally, the third requirement, ease of implementation, was address by both Data Call's licensing of data and the method by which it was disseminated to their partners.

Data Call understood that digital signage and Kiosk implementers had larger issues to tackle than the multitude of licenses that would need to be managed and the varying formats of the source data to be dealt with if active content was obtained from multiple vendors. Data Call offers a "one stop shop" for all of their active content requirements covered by a single license. Ease of implementation also would require that the multiple formats of all Data Call's data providers be distilled into a single format. Because active content may be displayed in a multitude of ways (banners, tickers, scrolls or artistically integrated with the overall presentation), Data Call produced a set of common data layouts in the industry-standard XML (extensible markup language) format. Many partners find these formats to be easily integrated into their products, but in several cases, Data Call has produced customized data formats to the exact requirements of their partners. This customization ensures the highest level of reliable and ease of integration possible.

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

Digital Signage is still a relatively new and exciting method advertisers can use to promote, inform, educate, and entertain clients and customers about their businesses and products. Through Digital Signage, companies and businesses can use a single television or a series of networked flat LCD or Plasma screens to market their services and products on site to their clients and customers in real time. Additionally, because Digital Signage advertising takes place in real time, businesses can change their marketing efforts at a moments notice. We believe this real time advertising better allows companies to tailor their advertising to individual customers, and thereby advertise and sell inventory which appeals to those individual customers, thereby increasing sales and revenues. Benefits to Digital Signage compared to regular print or video advertising include, being able to immediately change a digitally displayed image or advertisement depending on the business's current clients and customers, and not getting locked into print advertising days or months in advance, which may become stale or obsolete prior to the advertising date of such print advertising.

Data Call specializes in allowing its clients to create their own Digital Signage dynamic content feeds delivered, via the Internet, to digital display devices (plasma, LCD, Jumbotron, Kiosks etc.) at their establishments. The only requirements our clients must have are 1) a supported third party digital signage or Kiosk solution, or similar device, which receives the data from our servers via the Internet, and displays the content on digital displays and 2) an Internet connection. The Direct Lynk System is supported by various third party systems, varying in cost from $350 to $5,000.

The Direct Lynk System allows customers to select from the pre-determined data and information services described below. The client may choose which individual locations and which displays they would like to receive our feeds based on how their digital signage network is configured.

In August of 2013, the company announced the release of it's Direct Lynk Media (DLMedia) product. The DLMedia product encapsulates the Direct Lynk Messenger product with major enhancements and options that allowthe client to select and include in their feed images relative to the news feeds. Also in the release,both Weather and Traffic image products have been enhanced considerably. Other additions included within the release bring more value to the company's clients and create more interest from new and existing clients.

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

Material Contracts

On September 6, 2006, we entered into a two-year renewable services agreement with 3M Digital Signature, pursuant to which we agreed to supply 3M the use of our Direct Lynk Messenger technology. Pursuant to the agreement, all materials made available to us by 3M in connection with the services we will provide will remain the property of 3M. This contract has since been renewed for the years 2013 and 2012.

In September 2007, we entered into a three-year auto renew agreement with a platform developer, Leightronix, a company which manufactures head end hardware and software for use on PEG channels, which allows us to transfer our Direct Lynk System feeds to head ends equipped with the Leightronix product through Leightronix servers. This contract is currently being renewed annually

In March 2008 we entered into an annual agreement with various annual purchase orders to provide our Direct Lynk System feeds to York Telecom's network of digital signage throughout digital signage deployments within the Social Security Administration offices across the U.S. This contract is renewed annually.

Dependence On One Or A Few Customers

At December 31, 2013, we had over 1,000 customers who pay to subscribe to our Direct Lynk System, We also have several companies which are testing the Direct Lynk System, and expect that several of them may become future customers. We are dependent upon three major customers, who accounted for over 85% of our revenues.

Employees

At December 31, 2013, we had 3 full time employees. Depending upon our level of our growth, we expect that we will be required to hire additional personnel in the areas of sales and marketing, software design, research and development, etc.

Estimate Of The Amount Spent On Research And Development Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development of our Direct Lynk Messenger System, including software and hardware development and testing. The amount spent on this research and development since inception through December 31, 2013 is approximately $2,000,000.

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

We require additional financing to continue our business plan

Additional financing is expected to be required in 2014, but there can be no assurance that such financing will be available at terms and conditions acceptable to the Company.  Further, there can be no assurance that unforeseen events, such as the length of time necessary to generate increasing market acceptance of our Direct Lynk System, or any unexpected material increased development costs, or the general economy in the markets where we offer our Direct Lynk System, may result in an inability to secure necessary additional financing at satisfactory terms and conditions, if at all. Since inception, we have been dependent upon financing raised through the sale of restricted shares of our common stock to support our operations. We expect that we will be required to raise additional funding through the issuance of restricted shares of our common stock, but there can be no assurance that we will be able to raise sufficient capital in a timely manner to continue our business plan at anticipated levels of growth.

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

We are highly dependent upon our ability to successfully market Direct Lynk System to subscribers

We are dependent on the abilities of our sales and marketing department, to continue to generate subscriptions for our Direct Lynk System and to broaden our customer base. While the number of paying subscribers for our Direct Lynk System increased at December 31, 2013 compared to December 31, 2012, there can be no assurance that our sales and marketing department will be able to continue to achieve market acceptance for our Direct Lynk System and increase our customer base to a level that will permit profitable operations. If our sales and marketing department is unable to continue to generate new customers and attract trial customers to test our Direct Lynk System and experience what we believe are our advantages and learn of their potential uses, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

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

We are dependent on the security of the Internet to serve our customers; any security breaches or other Internet difficulties could adversely affect our business

We offer the majority of our services through, the secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures (hacker) could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships could be irreparably harmed. Although we currently have in place security measures that we feel are adequate to protect our business and those of our customers, these measures may not prevent future security breaches. Nature's events placed on our systems could cause our systems to fail or cause our systems to operate at speeds unacceptable to our users, in which event we could lose customers and experience a material impact on our financial condition.

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

Our website and systems are hosted by a third party and we are vulnerable to disruptions or other events that are beyond our control

Our website and systems are hosted by a third party. We are dependent on our systems' ability to stream information over the Internet to customers. If our systems fail or become unavailable, it would harm our reputation, result in a loss of current and potential future customers and could cause us to breach existing agreements. Our success depends, in part, on the performance, reliability and availability of our services, which in turn are dependent on our third-party provider. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We would face significant damage as a result of these events. For these reasons, we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems, which would have a negative impact on our business and financial conditions.

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

Our auditors have expressed a concern about our ability to continue as a going concern

Our auditors, in our audited financial statements expressed a concern about our ability to continue as a going concern. We had negative working capital of $96,549 and an accumulated deficit of $9,214,487 as of December 31, 2013, and have generated limited revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements, and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, if our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and if it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our annual report with the SEC, which could also adversely affect the trading price of our common stock and our ability to secure any necessary additional financing,

In addition, the foregoing regulatory requirements could make it difficult or costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on board committees or as executive officers.

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

State blue sky registration; potential limitations on resale of our securities

Our common stock, the class of the Company's securities that is registered under the Exchange Act, has not been registered for resale under the Securities Act of 1933 or the "blue sky" laws of any state. The holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

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

Shares eligible for future sale

As of December 31, 2013, the Registrant had 125,976,421, shares of common stock issued and outstanding of which 90,642,850 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a six month holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 200,000,000 shares of common stock and 11,000,000 shares of preferred stock. As of the December 31, 2013, we have 125,976,421shares of common stock issued and outstanding and 800,000 shares of preferred stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval; to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

On July 1, 2012, we entered into a month-to-month lease for our principal office consisting of approximately 2,240 square feet located at 600 Kenrick, Suite B-12, Houston Texas 77060, with Kjoshbin L.P., an unaffiliated third party. The lease provides for a monthly rental of $1, 164. During January 2013 the Kenrick lease was cancelled. A new lease was entered by the Company with Bridwell Property Group Inc. for a term of one year commencing on January 9, 2013. The new office is located at 700 S Friendswood Drive, Ste E., Friendswood, TX 77546. On February 1, 2014, the Friendswood lease was extended for a term of two years.

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

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.30	$0.01	$0.25	$0.01	$0.045	$0.045
Second Quarter ended June 30	$0.30	$0.01	$0.10	$0.02	$0.032	$0.032
Third Quarter ended September 30	$0.01	$0.00	$0.07	$0.02	$0.095	$0.027
Fourth Quarter ended December 31	$0.00	$0.00	$0.07	$0.027	$0.017	$0.017

As of December 31, 2013, our shares of common stock were held by approximately 281 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA.

N.A.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

THE YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

We had $630,395 of sales revenue for the year ended December 31, 2013, compared to sales revenue of $556,363 for the year ended December 31, 2012, an increase in sales revenue of $74,032 or approximately a 13.3% from the prior period. We generate revenues through subscription fees received in connection with our Direct Lynk System. In accordance with accounting regulations.

We had total costs of sales for the year ended December 31, 2013 of $115,128 compared to total costs of sales of $116,045 for the year ended December 31, 2012, which resulted in a gross margin of $515,267 for the year ended December 31, 2013, compared to a gross margin of $440,318 for the year ended December 31, 2012, an increase in gross margin of $74,949 from the prior year, or increase in gross margin was due to our increase in sales and our decrease in cost of sales was due our new server hosting fees.

Cost of sales as a percentage of sales was 18.3% for the year ended December 31, 2013, compared to 20.9% for the year ended December 31, 2012. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease further as we expect to take advantage of applicable economies of scale. Our expenses increased to $735,436 for the year ended December 31, 2013, compared to total expenses of $431,923 for the year ended December 31, 2012, an increase in expenses of $303,513 from the prior period. The increase in expenses for the year of 2013 was due to the non-cash expense of $302,175 which was for common stock for its officers and directors of $227,659, options expense of $24,516 and amortization of debt discount of $50,000. The nonrecurring cash expense which the company expensed in 2013 for its departed officers and directors totaled $108,250, in 2014 this is expected to decrease to $11,750. We had a net loss of $220,169 for the year ended December 31, 2013, compared to a net income of $8,395 for the year ended December 31, 2012. The adjusted net profit from operations was $82,006 which is calculated by subtracting the non-cash items of $302,175 from our loss of $220,169. While there can be no assurance regarding our operating results in 2014, we believe that we will experience a significant reduction in non-cash expense as well as increased operating revenues which should result in profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $203,371 as of December 31, 2013, which consisted of, accounts receivable of $203,371 as compared to $335,232 as of December 31, 2012, which consisted of $14,568 in cash and $317,164 in accounts receivable, and $3,500 of prepaid expense.

We had total assets of $209,939 as of December 31, 2013, compared to $338,575 as of December 31, 2012 or a decrease of $128,636, which consisted of current assets of $203,371, total property and equipment (net of accumulated depreciation) of $5,768, which included high end flat screen televisions, computers and software equipment responsible for running our Direct Lynk System which is stored in our Houston office; and other assets of $800, which included our deposit on our Houston office space.

We had total liabilities of $310,061 as of December 31, 2013, compared to $539,603 as of December 31, 2012, a decrease of $229,542, primarily consisting of accounts payable of $53,699 accrued expenses of $44,300, short-term note of $62,850 and deferred revenue of $149,212. We had negative working capital of $96,549 and an accumulated deficit of $9,214,487 as of December 31, 2013.

Operating activities provided $64,329 of cash for the year ended December 31, 2013, which was mainly due to a net loss of $220,169, common stock and options expense of $252,175, increase in accounts receivables of $113,793, and change in deferred revenue of $120,622.

We used $7,397 in investing activities during 2013 which was related to the move and acquisition of fixed assets. We used $71,500 of cash for financing activities for the year ended December 31, 2013. We had no financing activities for the year ended December 31, 2012.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DATA CALL TECHNOLOGIES, INC.

Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Data Call Technologies, Inc.
Friendswood, Texas

We have audited the accompanying balance sheets of Data Call Technologies, Inc. as of December 31, 2013 and 2012 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Call Technologies, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company suffered a negative working capital balance, has limited cash on hand and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 28, 2014

DATA CALL TECHNOLOGIES, INC.
Balance Sheets
December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash	$-	$14,568
Accounts receivable	203,371	317,164
Prepaid expenses	-	3,500
Total current assets	203,371	335,232

Property and equipment	128,573	121,175
Less accumulated depreciation and amortization	122,805	119,587
Net property and equipment	5,768	1,588

Other assets	800	1,755
Total assets	$209,939	$338,575

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$52,617	$89,998
Accounts payable - related party	1,082	-
Accrued salaries - related party	22,800	103,771
Accrued interest	21,500	16,000
Convertible short-term note payable to shareholder - default	51,100	10,000
Deferred revenue - current	139,071	269,834
Short-term note payable to shareholder	11,750	50,000
Total current liabilities	299,920	539,603

Deferred revenue - net of current portion	10,141

Total liabilities	310,061	539,603

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2013 and at December 31, 2012	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - none shares issued and outstanding at December 31, 2013 and at December 31, 2012	-	-
Common stock, $0.001 par value. Authorized 200,000,000 shares:
125,976,421 shares issued and outstanding at December 31, 2013,
19,976,421 shares issued and outstanding at December 31, 2012	125,976	19,976
Additional paid-in capital	8,987,589	8,772,514
Accumulated deficit	(9,214,487)	(8,994,318)
Total stockholders' equity (deficit)	(100,122)	(201,028)
Total liabilities and stockholders' equity (deficit)	$209,939	$338,575

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statements of Operations
Years ended December 31, 2013 and 2012

	2013	2012

Revenues
Sales	$630,395	$556,363
Cost of sales	115,128	116,045
Gross margin	515,267	440,318

Selling, general and administrative expenses	672,235	423,958
Depreciation and amortization expense	3,218	2,465
Total operating expenses	675,453	426,423

Other (income) expenses
Interest income	(17)	-
Interest expense	60,000	5,500
Total expenses	735,436	431,923

Net income (loss) before income taxes	(220,169)	8,395

Provision for income taxes	-	-
Net income (loss)	$(220,169)	$8,395

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$0.00

Weighted average common shares:
Basic	64,329,846	19,976,421
Diluted	64,329,846	20,170,368

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Statement of Stockholders' Equity (Deficit)
Years ended December 31, 2013 and 2012

							Stockholders'
	Preferred Stock		Common Stock		Additional	Accumulated	equity
	shares	amount	shares	amount	paid in capital	deficit	(deficit)
Balance, December 31, 2011	800,000	800	19,976,421	19,976	8,772,514	(9,002,713)	(209,423)
Net income	-	-	-	-	-	8,395	8,395
Balance, December 31, 2012	800,000	800	19,976,421	19,976	8,772,514	(8,994,318)	(201,028)
Share issued for conversion of debt	-	-	90,000,000	90,000	(21,100)	-	68,900
Shares issued for services	-	-	16,000,000	16,000	161,659	-	177,659
Beneficial conversion feature	-	-	-	-	50,000	-	50,000
Fair value of options granted	-	-	-	-	24,516	-	24,516
Net loss	-	-	-	-	-	(220,169)	(220,169)
Balance, December 31, 2013	800,000	$800	125,976,421	$125,976	$8,987,589	$(9,214,487)	$(100,122)

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Statements of Cash Flows
Years ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net income (loss)	$(220,169)	$8,395
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Shares issued for services	227,659	-
Options expense	24,516	-
Depreciation and amortization of property and equipment	3,217	2,465
Amortization of debt discount	50,000	-
(Increase) decrease in operating assets:
Accounts receivable	113,793	(269,940)
Prepaid expenses	3,500	-
Other assets	955	-
Accounts payable	(38,016)	46,913
Accounts payable - related party	1,675	2,196
Accrued expenses	13,683	(1,396)
Accrued expenses - related party	4,138	(5,950)
Deferred revenues	(120,622)	187,034
Net cash provided by (used in) operating activities	64,329	(30,283)

Cash flows from investing activities
Capital expenditure for equipment	(7,397)	-
Net cash used in investing activities	(7,397)	-

Cash flows from financing activities:
Borrowing on debt	10,000	-
Principal payment on debt	(81,500)	-
Net cash provided by financing activities	(71,500)	-

Net increase (decrease) in cash	(14,568)	(30,283)
Cash at beginning of year	14,568	44,851
Cash at end of year	$-	$14,568

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to common stock	$18,900	$-
Beneficial conversion feature	$50,000	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4,500	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
December 31, 2013 and 2012

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

The Company's financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and result of operations for the periods presented have been reflected herein.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2013 or 2012.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of December 31, 2013 and 2012 as we believe all of our receivables are fully collectable.

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

Earnings (Loss) Per Share

The basic net income per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the years ended December 31, 2013 and 2012, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. In years with a net loss, potentially dilutive securities are not included because their effect is anti-dilutive.
	Years Ended December 31,
	2013	2012
Net income (loss)	$(220,169)	$8,395

Net income (loss) per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	64,329,846	19,976,421
Diluted	64,329,846	20,170,368

Stock-based Compensation

We account for stock-based compensation in accordance with "FASB ASC 718-10." Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company's common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

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

The following table presents the Company's Assets & Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2013 and 2012:
	(Level 1)	(Level 2)	(Level 3)
2013	$0	$0	$0
2012	$0	$0	$0

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2013-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2013-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2013-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2013-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2013-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2013-02. This update amends ASU 2012-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2013. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2013, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2013-02 is not expected to have a material impact on our financial position or results of operations.

In December 2012, the FASB issued ASU 2012-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income" in Accounting Standards Update No. 2012-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2012-12 is not expected to have a material impact on our financial position or results of operations.

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

(2) Related Party Transactions

During the third quarter of 2013, the Company issued unregistered shares as follows: (i) 1,000,000 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.0185 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in 2013 was $4,283.

During the quarter ended March 31, 2013, two related parties agreed to convert their accrued salaries and related interest to notes payable carrying 5% interest. As of December 31, 2013, the total due to these two related parties for past accrued salaries is $11,750.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in 2013 was $173,376. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2013, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $24,516 (2012: $Nil) in stock option compensation expense, in relation to these options, during the year ended December 31, 2013. The Black-Scholes model calculations included stock price on date of measurement of $0.30, exercise price of $0.001, a term of 1.5 years, computed volatility of 348% and a discount rate of 0.27%. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2013, the Company received cash in the sum of $10,000 from a shareholder for a note payable at a 5% interest rate. The note and related interest were converted to 1,000,000 shares of common stock resulting in a loss of $50,000 on conversion using the closing price of the stock on the date of conversion of $0.06 per share.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Note Payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been accrued for 2013 and 2012.

(3) Prepaids

As of December 31, 2013, the Company had no prepaid expenses. As of December 31, 2012 the Company had a prepaid expense for certain professional services in the amount of $3,500.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:
		December 31
	Years	2013	2012
Equipment	3-5	$96,236	$92,680
Office furniture	7	21,681	20,482
Leasehold improvements	3	10,656	8,013
		128,573	121,175
Less accumulated depreciation and amortization		122,805	119,587
Net property and equipment		$5,768	$1,588

(5) Income Taxes
	December 31
	2013	2012
Tax expense/(benefit) computed at statutory rate for continuing operations	$(28,702)	$(2,983)
Tax effect (benefit) of operating loss carryforwards	28,702	2,983
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $3,236,156 as of December 31, 2013, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:
		December 31
		2013		2012
Deferred tax assets:	$		$
Net operating loss		1,132,655		1,161,357
Valuation allowance		(1,132,655)		(1,161,357)
Net deferred asset		$-		$-

At December 31, 2013, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock. As of December 31, 2013, after the 1:5 stock split, the Company is authorized 200,000,000 shares of Common Stock, of which 125,976,421 shares were issued and outstanding.

The Company's preferred stock has a preferential dividend rate of 12% per year. Accrued and undeclared dividends can be converted into common stock. The Company has not declared or accrued any dividends. As of December 31, 2013 unaccrued and undeclared dividends were $4,800 and for 2013 unaccrued and undeclared dividends were $12,900 The Company's convertible notes include warrants. When the convertible notes were issued the price of our stock was $0.0065. The Company believes that the common stock is illiquid and has been infrequently traded during the last three years, the trading price of the stock price was not deemed to be a fair value of the conversion feature. Management decided that because of the Company's ability to continue as a going concern was in question a price of less than $0.005 was a more reasonable measure of the fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

During the year ended December 31, 2013 the Company amended its Articles of Incorporation to authorize 1,000,000 shares of Series B Preferred Stock at a par value of $0.001. The Series B Preferred Stock may be issued in one or more series by the terms of which may be and may include preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. The Series B Preferred Shares have the right to vote in the aggregate, on all shareholder matters votes equal to 30% of the total shareholder vote on any and all shareholder matters. The Series B Preferred Stock will be entitled to this 30% voting right no matter how many shares of common stock or other voting stock of Data Call Technology stock is issued and outstanding in the future.

During the year ended December 31, 2013,the Company amended a note agreement with our creditor who held a $50,000 note payable adding a conversion feature at $0.0001 per share. The amendment was treated as a debt modification and the amended terms resulted in a beneficial conversion feature. The conversion feature was evaluated with a debt discount of $50,000 being recorded and expensed during the year ending December 31, 2013 as the note was considered due. The creditor sold a portion of his note for $8,900. At the request of the new creditors the Company issued 89,000,000 shares of common stock at $0.0001 in terms with the amended agreement. No gain or loss was recorded on the conversion of debt to equity during the period ending December 31, 2013 as it was converted within the terms of the agreement.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in 2013 was $173,376.

During the first quarter of 2013, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Black-Scholes model calculations included stock price on date of measurement of $0.30, exercise price of $0.001, a term of 1.5 years, computed volatility of 348% and a discount rate of 0.27%. Assumptions used to determine the fair value of the stock based compensation is as follows:

Risk free interest rate
Expected dividend yield
Expected stock price volatility
Expected life of options

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.6	$0.001	-

The Company recorded $24,516 (2012: $Nil) in stock option compensation expense, in relation to these options, during the year ended December 31, 2013. Total stock option compensation expense is calculated at $26,872, to be recognized over the vesting period of one year.

During 2013, the Company issued unregistered shares as follows: (i) 1,000,000 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.0185 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in 2013 was $4,283.

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 125,976,421 are issued and outstanding at December 31, 2013.

On October 5, 2011 the Board of Directors unanimously approved an amendment to the Company's Articles of Incorporation to effect a reverse stock split whereby all outstanding shares of the Company's common stock will be subject to a reverse split on a One for Five (1:5) basis (the "Reverse Split"). Subsequently the Company obtained 52.2% shareholders' vote to ratify the reverse stock split. The Reverse Split which was approved by FINRA effective February 24, 2013 reduces the number of outstanding shares of common stock from approximately 99,382,100 shares to approximately 19,976,421 shares. The Reverse Split does not have any effect on the percentage ownership of any holders of the Company's common stock. The Company has retroactively shown the impact of the reverse stock split for all periods presented.

(7) Going Concern

The Company experienced a net loss of $220,169 for the year ended December 31, 2013, has an accumulated deficit of $9,214,487, and does not have the resources at this time to repay credit and debt obligations, make payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to continue as a going concern.

In the near term management plans to continue to focus on increasing sales and raising the funds necessary to fully implement the Company's business plan. Management believes that certain shareholders will continue to advance the capital required to meet the Company's financial obligations. There is no assurance however, that these shareholders will continue to advance capital to the Company or that the business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company's ability to continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

(8) Commitments and Contingencies

The Company conducted its operations from a facility located in Houston Texas during FY 2013. During January 2013 the Company moved facilities to Friendswood Texas under a 12 month operating lease expiring on January 30, 2014. The Friendswood lease was extended in February 2014 for a term of 24 months expiring on February 1, 2016.

The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2013:
Year	Amount
2014	$10,700
2015	$10,800
2016	$900
2017	$-
2018	$-

Rent expense in 2013 and 2012 under the terms of the Houston Texas lease was $12,294 and $14,156, respectively.

(9) Concentrations

Concentration of Major Customers

As of December 31, 2013 the Company's trade accounts receivables from two customers represented approximately 92% of its accounts receivable. As of December 31, 2012 the Company's trade accounts receivables from one customer represented approximately 87% of its accounts receivable.

For the year ended December 31, 2013 the Company received approximately 85% of its revenue from three customers. The specific concentrations were Customer A 45%, Customer B 30%, and Customer C 10%. For the year ended December 31, 2012 the Company received approximately 84% of its revenue from three customers.

Concentration of Supplier Risk

The Company had 6 vendors that accounted for approximately 83% of purchases during the year ended December 31, 2013 related to operations. Specific concentrations were Vendor A 20%, Vendor B 16%, Vendor C 14%, Vendor D 14%, Vendor E 10%, and Vendor F 10%.

(10) Shareholder Notes Payable

During the first quarter of 2013, the Company converted two related party accrued salary balances and related interest to notes payable at a 5% interest rate. The interest for the note payable balances has been calculated annually and has been accrued for 2013. The notes were issued for a total debt of $93,250 in January of 2013 with the due date of April 1, 2014. As of December 31, 2013, the total due to these related parties for accrued salaries was $11,750 and included in short-term note payable to shareholder.

During the first quarter of 2013, the Company received cash in the sum of $10,000 from a shareholder for a note payable at a 5% interest rate. The note and related interest were converted to 1,000,000 shares of common stock resulting in a loss of $50,000 on conversion using the closing price of the stock on the date of conversion of $0.06 per share.

(11) Convertible Shareholder Notes Payable

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a note payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been accrued for 2013 and 2012. During 2013, the note payable agreement was amended to include a conversion feature to the Company's common stock at $0.0001 per share. Under ASC 470-50, the amendment adds a substantive conversion option which causes the amended note to be evaluated as a new debt issuance. As the conversion term is considered in the money a beneficial conversion feature was present with a debt discount calculated at $50,000. The debt discount was amortized to interest expense during 2013 due to the note being due at the time of the amendment. During 2013, the creditor sold a portion of his note for $8,900. At the request of the new creditors the Company issued 89,000,000 shares of common stock at $0.0001 in terms with the amended agreement. No gain or loss was recorded on the conversion of debt to equity during the period ending December 31, 2013 as it was converted within the terms of the agreement. The remaining balance due under this note was $41,100 as of December 31, 2013. As the note is past its due date of January 21, 2013, the note is considered in default.

During the quarter ended September 30, 2011, the Company issued a short-term convertible note to a shareholder in the amount of $10,000. The convertible note is due in one year and bears interest of 12%. The interest for the convertible note has been calculated annually and has been accrued for 2013 and 2012. As of December 31, 2013, the convertible note contains a conversion feature at a 50% discount of the 10 day average closing price prior to notice. The note holder agreed that the conversion would not force the Company to issue more shares than allowed under the current capitalization which eliminates the existence of a derivative. The beneficial conversion feature included in the discounted share price of the conversion was found to be immaterial for the years ended December 31, 2013 and 2012. As the note is past its due date of June 2, 2012, the note is considered in default.

(12) Debt Modification and Beneficial Conversion Feature

During the year ended December 31, 2013, a note payable agreement was amended to include a conversion feature to the Company's common stock at $0.0001 per share. Under ASC 470-50, the amendment adds a substantive conversion option which causes the amended note to be evaluated as a new debt issuance. As the conversion term is considered in the money a beneficial conversion feature was present with a debt discount calculated at $50,000. The debt discount was amortized to interest expense during 2013 due to the note being due at the time of the amendment.

(13) Subsequent Events

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2013.

Management's Annual Report on Internal Control Over Financial Reporting

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2013. Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2014.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Timothy Vance	47	Chief Executive Officer, Chief Operating Officer and Director
Gary D. Woerz	67	Chief Financial Officer and Director
John Schafer, Director	39	Director

Timothy Vance - Chief Executive Officer, Chief Operating Officer and Director

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

Gary D. Woerz - Chief Financial Officer and Director

From March 2009 to January 2012, Gary Woerz provided financial consulting services to private and public companies. From September 2007 to January 2008, Mr. Woerz was CFO and COO of Larrea Biosciences, a public reporting company. From July 2006 to July 2007, Mr. Woerz was the CFO of Virexx Medical Corp., a public reporting company. From April 2004 to May 2007, Mr. Woerz served as CFO of American International Industries, Inc., a public reporting company.

John Schafer - Director

From March 2005 through the present, Mr. Schafer has served as Vice President of Operations of Waterfront Ventures LLC, a private company engaged in real estate development and operations, specializing in the hospitality and public service industry. Mr. Schafer's duties include strategic and financial planning and chief of operations. In addition, from 2004 through the present, Mr. Schafer has been President and principal of JLS Holdings LLC, a private company engaged in the business of marketing, business development, financial planning and promotion, primarily for the real estate and hospitality industry, among others.

Employment Agreements

On January 1, 2009 the Board of Directors met and after reviewing the operations and financial condition of the Company pasted a resolution which ratifies and approves the amendment of the employment agreements by and between the Corporation and all of its executive officers, directors and employees (the "Employment Agreements"), effective January 1, 2008, as follows: i) the automatic renewal provision in each Employment Agreement is null and void; and (ii) the right of the officers, directors, and employees to the accrued compensations as stands, as of January 1, 2008; and (ii) there will be no accrued compensation for any officer, director or employee moving forward as of January 1, 2008.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation during the fiscal years ending December 31, 2013, 2012 and 2011.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position (a)	Year	($)	($)	($)	($)	($)	($)

Timothy Vance, CEO, COO and Director (1)	2013	84,702	---	1,500	---	---	86,202
	2012	76,150	---	6,000	---	---	82,150
	2011	75,000	---	6,000	---	---	81,000
Garry D. Woerz, CFO (2)	2013	52,000	---	1,500	---	---	53,500
James Ammons, former director (3)	2013	53,500	---	---	---	---	53,500
	2012	88,450	---	6,000	---	---	94,450
	2011	75,000	---	6,000	---	---	81,000
Larry Mosley, former CFO and Director (3)	2013	54,750	---	---	---	---	54,750
	2012	4,000	---	---	---	---	4,000
	2011	2,500	---	---	---	---	2,500

(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant.
(2) In January 2013, Gary D. Woerz was appointed CFO of the Registrant.
(3) On January 14, 2013, Mr. James Ammons resigned as director of the Company.
(4) On January 3, 2013, the board of directors accepted the resignation of Larry Mosley as CFO and director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2013. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Timothy Vance, CEO, COO and Director	8,170,000	6.49%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

Gary D. Woerz, CFO and Director	7,700,000	6.11
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

John Schafer, CFO and Director	1,000,000	0.79%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546
Director and Officer (3 people)	16,870,000	13.39%

(1) Applicable percentage ownership is based on 125,976,421 shares of common stock outstanding as of December 31, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Public Accountants

Our auditor, M&K CPAS, PLLC. has served as the Company's independent registered public accountants for the fiscal years 2013 and 2012.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC and McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by M&K CPAS, PLLC and McConnell & Jones, LLP during those periods.
	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Audit fees (1)	$20,500	$13,000
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

SIGNATURE	TITLE	DATE
/s/ Timothy Vance	Chief Executive Officer and Director	March 28, 2014
Tim Vance

/s/ Gary D. Woerz	Chief Financial Officer and Director	March 28, 2014
Gary D. Woerz