Form 10-Q
period 2014-03-31
Data Call Technologies
filed 2014-05-12
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On March 31, 2014, the Registrant had 125,976,421 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Condensed Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014
	(Unaudited)	December 31, 2013
Assets
Current assets:
Cash	$77,649	$-
Accounts receivable	53,679	203,371
Total current assets	131,328	203,371

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	123,648	122,805
Net property and equipment	4,925	5,768

Other assets	800	800
Total assets	$137,053	$209,939

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$35,627	$52,617
Accounts payable - related party	-	1.082
Accrued salary - related party	22,497	22,800
Accrued interest	22,875	21,500
Convertible short-term note payable to shareholder - default	51,100	51,100
Deferred revenue - current	59,278	139,071
Short-term note payable to shareholder	2,750	11,750
Total current liabilities	194,127	299,920
Deferred revenue - net of current portion	8,621	10,141
Total liabilities	202,748	310,061

Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at March 31, 2014 and at December 31, 2013	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - none issued and outstanding at March 31, 2014 and at December 31, 2013	-	-
Common stock, $0.001 par value. Authorized 200,000,000 shares:
125,976,421 shares issued and outstanding at March 31, 2014,
and outstanding at December 31, 2013	125,976	125,976
Additional paid-in capital	9,035,308	8,987,589
Accumulated deficit	(9,227,779)	(9,214,487)
Total stockholders' deficit	(65,695)	(100,122)
Total liabilities and stockholders' deficit	$137,053	$209,939

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations
Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2014	March 31, 2013

Revenues
Sales	$166,775	$157,100
Cost of sales	32,574	28,557
Gross margin	134,201	128,543

Selling, general and administrative expenses	143,779	256,653
Depreciation and amortization expense	843	690
Total operating expenses	144,622	257,343

Other (income) expense
Interest income	(4)	(8)
Interest expense	2,875	1,375
Total expenses	147,493	258,710

Net income (loss) before income taxes	(13,292)	(130,167)

Provision for income taxes	-	-
Net loss	$(13,292)	$(130,167)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic	125,976,421	34,376,421
Diluted	125,976,421	34,376,421

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Condensed Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(13,292)	$(130,167)
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	843	690
Shares issued for services	44,906	39,448
Loss on conversion of debt to equity	-	50,000
Options expense	2,813	4,270
Changes in operating assets and liabilities:
Accounts receivable	149,692	265,295
Prepaid expenses	-	3,500
Accounts payable	(17,804)	(8,974)
Accounts payable - related party	(1,082)	-
Accrued expenses	2,189	6,551
Accrued expenses - related party	(303)	-
Deferred revenues	(81,313)	(73,591)
Net cash provided by operating activities	86,649	157,021

Cash flows from investing activities
Purchase of property and equipment	-	(5,178)
Net cash used in investing activities	-	(5,178)

Cash flows from financing activities:
Proceeds from short-term borrowing from shareholder	-	10,000
Principal payment on borrowing from shareholder	(9,000)	(23,000)
Net cash used in financing activities	(9,000)	(13,000)

Net increase (decrease) in cash	77,649	138,843
Cash at beginning of year	-	14,568
Cash at end of period	$77,649	$153,411

Non-Cash Investing and Financing Activities:
Conversion of short-term borrowing from shareholder to common stock	$-	$10,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
March 31, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2013.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

Revenue Recognition

Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of March 31, 2014 and December 31, 2013 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets & Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	(Level 1)	(Level 2)	(Level 3)
March 31, 2014	$0	$0	$0
December 31, 2013	$0	$0	$0

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to same reporting period; and

- Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

- Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2013-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2013-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2013-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2013-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2013-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2013-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2013. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2013, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2013-02 is not expected to have a material impact on our financial position or results of operations.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(2) Related Party Transactions

During the quarter ended March 31, 2013, two related parties agreed to convert their accrued salaries and related interest to notes. As of March 31, 2014 and 2013, the total due to these two related parties for past accrued salaries is $2,750 and $70,250, respectively.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2014 was $43,831.

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the 2013 5 year employment agreement and to Gary Woerz, CFO, in connection with the execution of a 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $457 (2013: $0) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2014. Total stock option compensation expense is calculated at $2,877.

During the first quarter of 2013, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $2,356 (2013:$4,270) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2014. Total stock option compensation expense is calculated at $26,872.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at March 31, 2014 and December 31,2013. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of March 31, 2014 and 2013 unaccrued and undeclared dividends were $1,200.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2014 was $43,831 (2013: $39,448).

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the 2013 5 year employment agreement and to Gary Woerz, CFO, in connection with the execution of the 2013 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock based compensation is as follows:

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	1.84	$0.001	900,000

The Company recorded $457 in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2014. Total stock option compensation expense is calculated at $2,877.

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

The Company recorded $2,356 (2013: $4,270) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2014. Total stock option compensation expense is calculated at $26,872.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2014	December 31, 2013
Equipment	3-5	$96,236	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		128,573	128,573
Less accumulated depreciation and amortization		123,648	122,805
Net property and equipment		$4,925	$5,768

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

(6) Shareholder Notes Payable

Repayments on shareholder notes payable during the quarter ended March 31, 2014 totaled $9,000 (2013: $23,000).

During the first quarter of 2013, the Company received cash in the sum of $10,000 from a shareholder for a note payable at a 5% interest rate. The note and related interest were converted to 1,000,000 shares of common stock resulting in a loss of $50,000 on conversion using the closing price of the stock on the date of conversion of $0.06 per share during 2013.

During the first quarter of 2013, the Company converted two related party accrued salary balances and related interest to notes payable at a 5% interest rate. The interest for the notes payable balances has been calculated annually and has been accrued for the first quarter of 2014.

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

Our business plan is to focus on growing our client base by continued offering of real-time information/content, seeking to continually improve the delivery, security, and variety of information/content to the Digital Signage and Kiosk community.

Overview

What Is Digital Signage?

LCD and LED displays have been rapidly replacing printed marketing materials such as signs and placards, as well as the old fashioned whiteboard, for product and corporate branding, marketing and assisted selling. The appeal of instantly updating product videos and promotional messages on one or a thousand remotely located displays is driving the adoption of this exciting marketing tool. Digital signage presentations are typically comprised of repeating loops of information used to brand, market or sell the owner’s products and services. But once seen, this information becomes repetitive and the viewer tunes it out, resulting in low retention of the client’s message. As digital signage comes of age, the “dynamic” characteristic of the presentation has taken center stage dynamic being fresh, relevant, updated content.

Digital Signage Comes of Age

Digital signage is coming of age and Data Call Technologies has been there from the start. Ten years ago, a company wanting to take the digital signage plunge was faced with a myriad of hardware and software companies, all offering their own “vision” of what digital signage should be. They were given the tools of digital signage, but were left pretty much left to their own devices as to what to build. Those companies that took the early plunge where then faced with the fact that no one had come before them to show the rights and wrongs, the dos and don’ts of content development. But, even at this early stage of the game, Data Call recognized that these pioneers of digital signage lacked a key component that would become an integral part of any successful implementation-active content.

In the years since those early days of digital signage, the market has taken care of weeding out the weaker providers of hardware and software. Companies now have a clearer understanding of what digital signage is, what is needed for a successful implementation and the best use of content space given their more-defined and attainable goals. In the past seven years, as the cost of platforms, supporting infrastructure and displays has fallen dramatically; digital signage has become more accessible to a wider range of companies while the growing Kiosk market has cross-pollinated with Digital Signage. And those combined companies are realizing that the initial, one-time cost of getting into the game is far outweighed by the cost of staying in the game, in the form of ongoing content development. As the cost of deployment decreased, companies began focusing on attention-grabbing content. Whether the goal of the presentation was product branding, marketing or assisted selling, content became king. Active content is on everyone’s “needs” list because it is proven to draw customers to the core message and keep customers engaged throughout the presentation, And Data Call stands ready to serve this exploding market.

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

Over the past ten years, Data Call has worked with the industry leaders in digital signage to develop the data formats and communication methods to allow Data Call’s active content to be easily integrated into their hardware and software products.

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

Business Operations

We currently offer our Direct Lynk Messenger and DLMedia services to customers through the Internet. Both DLM Servicesare Digital Signage products and real-time information services which provides a wide range of up-to-date information for display. Both DLM servicesare able to work concurrently with customers' existing digital signage systems. The Direct Lynk Messenger is slowly becoming a legacy product with the DLMedia product in the forefront.

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

Data Call specializes in allowing its clients to create their own Digital Signage dynamic content feeds delivered, via the Internet, to digital display devices at their establishments. The only requirements our clients must have are 1) a supported third party digital signage or Kiosk solution, or similar device, which receives the data from our servers via the Internet, and displays the content on digital displays and 2) an Internet connection. The Direct Lynk System is supported by various third party systems, varying in costs from $350 to $5,000.

The Direct Lynk Systems allow customers to select from the pre-determined data and information services described below. The client may choose which individual locations and which displays they would like to receive our feeds based on how their digital signage network is configured.

In August of 2013, the Company announced the release of its Direct Lynk Media (DLMedia) product. The DLMedia product encapsulates the Direct Lynk Messenger product with major enhancements and options that allows the client to select and include in their feed images relative to the news feeds. Also in the release, both Weather and Traffic image products have been enhanced considerably. Other additions included within the release bring more value to the company’s clients and create more interest from new and existing clients.

In the first quarter of 2014, the company released its “Playlist Ready” products that broaden the company’s reach of clients. One product within the “Above the Fold” product line received a high level of acceptance at the industry trade shows. More on the product can be found at the company’s website.

The current types of data and information, for which a client is able to subscribe to in multiple formats through the Direct Lynk Systems include:

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

During the last twelve months, the Company has implemented cost management measurements to review monthly expenditures. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months. We do not currently have any plans to increase our monthly expenditures or number of employees. We estimate the Company will generate revenues in excess of $500,000 in 2014.

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

We are planning and negotiating with current vendors and partners, to expand our offering to other lateral markets. Hardware, software, and sales processes are currently being modified and/or developed. We are currently in the completion phases of our mobile application platform that we expect to bring to market during fiscal year 2014.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Our revenues for the three months ended March 31, 2014 were $166,775 compared to $157,100 for the three-month period ended March 31, 2013, representing an increase of $9,675 or 6.2% during the same period in the prior year. The increase in revenues was mainly due to additional contracts and the renewal of annual contracts at the beginning of the year.

Costs of sales for the three months ended March 31, 2014 were $32,574 compared to $28,557 for the three-month period ended March 31, 2014, which represents an increase of $4,017 or 14.1%. Costs of sales did not increase in direct proportion to an increase in revenues because costs of sales are directly linked to the bandwidth required to provide the subscription services. Costs of sales increased substantially because of the new products.

Gross margins for the three months ended March 31, 2014 were $134,201 compared to $128,543 or 81.8% for the three-month period ended March 31, 2013.

Selling, General and Administrative expenses for the three months ended March 31, 2014 were $143,779 compared to $256,653 for the three-month period ended March 31, 2013, representing a decrease of $112,874 from the same period in the prior year. The increase in SG&A expenses is mainly due to decreased legal expenses of $32,476 due to the management changes at the beginning of the year 2013. The non-recurring payments to made to prior management of $9,000, and the difference between non-recurring expenses related to the issuance of stock and options to management in the amount of $41,728.

Net loss for the three months ended March 31, 2014 was $13,292 compared to a net loss of $130,167 for the three-month period ended March 31, 2013. The Company’s net loss was significantly lower for the first quarter due to reorganization expenses, which were occurred at the beginning of theyear 2013. The Company has calculated all of the expenses for the quarter, which were due to the reorganization. Excluding costs associated with our 2013reorganization, our net loss would have $1,867 if the above non-recurring expenses are removed from the current net loss. The Company has calculated that net income from operations for the first quarter of 2014 would have been $43,427 if the above non-recurring expenses are removed from the current net loss.

Liquidity and Capital Resources

We had total current assets of $131,328 consisting of $77,649 of cash and $53,679 in accounts receivable as of March 31, 2014. As of March 31, 2014, we had total current liabilities of $194,127, which represented $35,627 in accounts payable, $22,497 in accrued salaries, $22,875 in accrued interest and related liabilities, deferred revenues of $59,278 and $53,850 short-term notes payable.

We had a negative working capital of $62,799 and an accumulated deficit of $9,227,779 on March 31, 2014.

We were provided $86,649 in our operating activities during the three-month period ended March 31, 2014, which was mainly due to a net loss of $13,292, a decrease in deferred revenues of $81,313 and decrease in accounts payableof $18,886 offset by a decrease in accounts receivables of $149,692, non-cash compensation valued at $44,906, and non-cash expenses related to options and warrants of $2,813. We had no investing activities during the three-month period ended March 31, 2014. We used $9,000 in financing activities during the three months ended March 31, 2014 for the repayment of shareholder notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and has begun implementation during the second quarter of 2014.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DATA CALL TECHNOLOGIES, INC.
By: /s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2014

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 12, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 12, 2014

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)
Date: May 12, 2014

By: /s/ John Schafer
John Schafer
Director
Date: May 12, 2014