Form 10-Q
period 2014-06-30
Data Call Technologies
filed 2014-08-01
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On July 31, 2014, the Registrant had 125,976,421 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Condensed Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013 (Audited)

	June 30, 2014
	(Unaudited)	December 31, 2013
Assets
Current assets:
Cash	$70,797	$-
Accounts receivable	37,722	203,371
Total current assets	108,519	203,371

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	124,490	122,805
Net property and equipment	4,083	5,768

Other assets	800	800
Total assets	$113,402	$209,939

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$35,550	$52,617
Accounts payable - related party	1,340	1,082
Accrued salaries - related party	17,779	22,800
Accrued interest	24,250	21,500
Convertible short-term note payable to shareholder -default	51,100	51,100
Deferred revenue - current	6,084	139,071
Short-term note payable to shareholder	-	11,750
Total current liabilities	134,103	299,920
Deferred revenue - net of current portion	7,099	10,141
Total liabilities	141,202	310,061

Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at June 30, 2014 and at December 31, 2013	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - none shares issued and outstanding at June 30, 2014	-	-
Common stock, $0.001 par value. Authorized 200,000,000 shares:
125,976,421 shares issued and outstanding at June 30, 2014 and December 31, 2013	125,976	125,976
Additional paid-in capital	9,082,914	8,987,589
Accumulated deficit	(9,237,490)	(9,214,487)
Total stockholders' deficit	(27,800)	(100,122)
Total liabilities and stockholders' deficit	$113,402	$209,939

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations
Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues
Sales	$164,713	$157,388	$331,488	$314,488
Cost of sales	26,921	26,348	59,495	54,905
Gross margin	137,792	131,040	271,993	259,583

Selling, general and administrative expenses	143,790	127,970	287,569	384,623
Depreciation and amortization expense	842	842	1,685	1,532
Total operating expenses	144,632	128,812	289,254	386,155

Other (income) expense
Interest income	(4)	(6)	(8)	(14)
Interest expense	2,875	2,875	5,750	4,250
Total expenses	147,503	131,681	294,996	390,391

Net income (loss) before income taxes	(9,711)	(641)	(23,003)	(130,808)

Provision for income taxes	-	-	-	-
Net loss	$(9,711)	$(641)	$(23,003)	$(130,808)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	125,976,421	35,976,421	125,976,421	35,180,841
Diluted	125,976,421	35,976,421	125,976,421	35,180,841

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Condensed Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income or (loss)	$(23,003)	$(130,808)
Adjustments to reconcile net income or (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,685	1,532
Shares issued for services	91,530	83,766
Loss on conversion of debt to equity	-	50,000
Options expense	3,795	10,900
Changes in operating assets and liabilities:
Accounts receivable	165,649	278,275
Prepaid expenses	-	3,500
Other assets	-	(5,183)
Accounts payable	(19,067)	(63,760)
Accounts payable - related party	258	-
Accrued expenses	2,750	11,300
Accrued expenses - related party	(5,021)	(3,281)
Deferred revenues	(136,029)	(147,182)
Net cash provided by operating activities	82,547	89,059

Cash flows from investing activities
Purchase of property and equipment	-	(7,398)
Net cash used in investing activities	-	(7,398)

Cash flows from financing activities:
Proceeds from short-term borrowing from shareholder	-	10,000
Payments on borrowing from shareholder	(11,750)	(42,500)
Net cash used in financing activities	(11,750)	(32,500)

Net increase (decrease) in cash	70,797	49,161
Cash at beginning of year	-	14,568
Cash at end of period	$70,797	$63,729

Non-cash activities:
Conversion of short-term borrowing from shareholder to common stock	$-	$10,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$1,500
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
June 30, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2014 or December 31, 2013.

Revenue Recognition

The Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of June 30, 2014 and December 31, 2013 as we believe all of our receivables are fully collectable.

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

The following table presents the Company's Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	(Level 1)	(Level 2)	(Level 3)
June 30, 2014	$0	$0	$0
December 31, 2013	$0	$0	$0

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2014-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2014-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2014. The adoption of ASU 2014-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2013. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2013, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2013-02 is not expected to have a material impact on our financial position or results of operations.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(2) Related Party Transactions

During the quarter ended March 31, 2013, two related parties agreed to convert their accrued salaries and related interest to notes payable carrying 5% interest. As of June 30, 2014 and 2013, the total due to these two related parties for past accrued salaries is $Nil and $50,750, respectively.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the second quarter of 2014 was $44,318 (2013: $44,318) and $ 88,149 for the six months ended June 30, 2014 (2013: $83,766).

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $982 in stock option compensation expense, in relation to these options, during the quarter ended June 30, 2014.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at June 30, 2014 and December 31, 2013. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of June 30, 2014 unaccrued and undeclared dividends were $2,400.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the second quarter of 2014 was $44,318 (2013: $44,318) and $ 88,149 for the six months ended June 30, 2014 (2013: $83,766).

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

The Company recorded $982 (2013: $Nil) in stock option compensation expense, in relation to these options, during the quarter ended June 30, 2014. The Company recorded $1,439 (2013: $Nil) in stock option compensation expense, in relation to these options, during the six months ended June 30, 2014. Total stock option compensation expense is calculated at $2,877.

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

The Company recorded $Nil (2013: $6,630) in stock option compensation expense, in relation to these options, during the quarter ended June 30, 2014. The Company recorded $457 (2013: $10,900) in stock option compensation expense, in relation to these options, during the six months ended June 30, 2014. Total stock option compensation expense is calculated at $26,872.

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 125,976,421 are issued and outstanding at June 30, 2014 and December 31, 2013.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2014	December 31, 2013
Equipment	3-5	$96,236	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		128,573	128,573
Less accumulated depreciation and amortization		124,490	122,805
Net property and equipment		$4,083	$5,768

(5) Going Concern

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has accumulated losses, negative working capital and without additional sales or capital will not be able to meet operating needs for the next twelve months, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

(6) Shareholder Notes Payable

Repayments on shareholder notes payable during the quarter ended June 30, 2014 totaled $2,750 (2013: $19,500). Repayments on shareholder notes payable during the six months ended June 30, 2014 totaled $11,750 (2013: $42,500).

During the first quarter of 2013, the Company received cash in the sum of $10,000 from a shareholder for a note payable at a 5% interest rate. The note and related interest were converted to 1,000,000 shares of common stock resulting in a loss of $50,000 on conversion using the closing price of the stock on the date of conversion of $0.06 per share.

During the first quarter of 2013, the Company converted two related party accrued salary balances and related interest to notes payable at a 5% interest rate. The interest for the notes payable balances has been calculated annually and has been accrued for the first quarter of 2014. As of June 30, 2014, the total due to these related parties for accrued salaries was $Nil (2013: $50,750) and included in short-term note payable to shareholder. For the six months ended June 30, 2014, $11,750 of the balance converted was repaid (2013: $42,500).

(7) Subsequent Events and Contingencies

The Company has evaluated subsequent events from the date on the balance sheet through the date these financial statements are being filed with the Securities and Exchange Commission.

The Company issued 10,000 shares of Series B Preferred Stock to the CEO, Tim Vance, for services provided.

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

Data Call Technologies, Inc. ("Data Call," or the "Company") was incorporated under the laws of the State of Nevada as Data Call Wireless on April 4, 2002. On March 1, 2006, we changed our name to Data Call Technologies, Inc.

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

Digital Signage is still a relatively new and exciting method advertisers can use to promote, inform, educate, and entertain clients and customers about their businesses and products. Through Digital Signage, companies and businesses can use a single television or a series of networked flat LCD or Plasma screens to market their services and products on site to their clients and customers in real time. Additionally, because Digital Signage advertising takes place in real time, businesses can change their marketing efforts at a moment's notice. We believe this real time advertising better allows companies to tailor their advertising to individual customers, and thereby advertise and sell inventory which appeals to those individual customers, thereby increasing sales and revenues. Benefits to Digital Signage compared to regular print or video advertising include, being able to immediately change a digitally displayed image or advertisement depending on the business's current clients and customers, and not getting locked into print advertising days or months in advance, which may become stale or obsolete prior to the advertising date of such print advertising.

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

In the first quarter of 2014, the company released its "Playlist Ready" products that broaden the company's reach of clients. One product within the "Above the Fold" product line received a high level of acceptance at the industry trade shows. More on the product can be found at the company's website.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Our revenues for the three months ended June 30, 2014 were $164,713, compared to $157,388 for the three-month period ended June 30, 2013, representing an increase of $7,325 or an increase of approximately 4.7% from the same period in the prior year. The increase in revenues was mainly due to standard renewals and new business.

Costs of sales for the months ended June 30, 2014 were $26,921 compared to $26,348 for the three-month period ended June 30, 2013. Cost of sales increased $573 because of costs related to the bandwidth required to provide the subscription services.

Gross margins for the three months ended June 30, 2014 were 83.7%, compared to 83.3%, for the three-month period ended June 30, 2013.

Operating expenses for the three months ended June 30, 2014 were $144,632, compared to $128,812 for the three-month period ended June 30, 2013, representing an increase of $15,820 from the same period in the prior year. The increase in operating expenses is mainly due to the expense of stock options and warrants.

Net loss for the three months ended June 30, 2014 was $9,711, compared to $641 for the three month period ended June 30, 2013. The increase in our net loss is mainly due to the expense of stock options and warrants. Profit from operations for the quarter was $37,895 (2013: $100,307). Operating profit is calculated by adding back the expense for non-cash items such as shares issued for services.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Our revenues for the six months ended June 30, 2014 were $331,488, compared to $314,488 for the six-month period ended June 30, 2013, representing an increase of $17,000 from the same period in the prior year. The increase in revenues was mainly due to the standard renewals and new business.

Costs of sales for the six months ended June 30, 2014 were $59,495, compared to $54,905 for the six-month period ended June 30, 2013. Cost of sales increased due the costs related to the bandwidth required to provide the subscription services and the additional cost associated with the increase in revenue.

Gross margins for the six months ended June 30, 2014 were 82.1%, compared to 82.5%, for the six-month period ended June 30, 2013.

Operating expenses for the six months ended June 30, 2014 were $289,254, compared to $386,155 for the six-month period ended June 30, 2013, representing a decrease of $96,901 from the same period in the prior year. The decrease in operating expenses is mainly due to the decreased expense associated with the issuance of stock and options.

Net loss for the six months ended June 30, 2014 was $(23,003), compared to a net loss of $130,808 for the six-month period ended June 30, 2013. The net loss was due to the expense of stock issuances and options. Profit from operations for the six-month period ended June 30, 2014 was $72,322 (2013: $63,858). Operating profit is calculated by adding back the expense for non-cash items such as shares issued for services.

Liquidity and Capital Resources

We had total current assets of $108,519, consisting of $70,797 of cash and $37,722 accounts receivable. We had total current liabilities of $134,103 as of June 30, 2014, which represented $36,890 of accounts payable, $17,779 in accrued salaries and related liabilities, accrued interests of $24,250, deferred revenues of $6,084 and $51,100 in short-term notes.

We had a negative working capital of $27,800 and an accumulated deficit of $9,237,490 on June 30, 2014.

We were provided $82,547 of cash in our operating activities during the six-month period ended June 30, 2014, which was mainly due to a net loss of $23,003, common stock and warrant expense of $95,325 an decrease in accounts receivables of $165,649 , an increase in accounts payable of $19,067 and an increase in deferred revenues of $136,029. We had no investing activities during the six-month period ended June 30, 2014. We used $11,750 in our financing activities during the six months ended June 30, 2014, consisting of $11,750 of repayment of shareholder notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the period ended June 30, 2014. Management has identified corrective actions for the weakness and has begun implementation during the remainder of 2014.

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

DATA CALL TECHNOLOGIES INC.
By: /s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: July 31, 2014

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: July 31, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: July 31, 2014

By: /s/ John Schafer
Director
Date: July 31, 2014