Form 10-Q
period 2014-09-30
Data Call Technologies
filed 2014-11-06
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On October 31, 2014, the Registrant had 125,976,421 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

DATA CALL TECHNOLOGIES, INC.
Condensed Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013

	September 30, 2014
	(Unaudited)	December 31, 2013
Assets
Current assets:
Cash	$33,164	$-
Accounts receivable	100,378	203,371
Total current assets	133,542	203,371

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	124,316	122,805
Net property and equipment	4,257	5,768

Other assets	800	800
Total assets	$138,599	$209,939

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$20,368	$52,617
Accounts payable - related party	6,904	1,082
Accrued salaries - related party	11,800	22,800
Accrued interest	25,625	21,500
Convertible short-term note payable to shareholder -default	51,100	51,100
Deferred revenue - current	6,084	139,071
Short-term note payable to shareholder	-	11,750
Total current liabilities	121,881	299,920
Deferred revenue - net of current portion	5,578	10,141
Total liabilities	127,459	310,061

Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at September 30, 2014 and at December 31, 2013	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding at September 30, 2014 and none at Dec. 31, 2013	10	-
Common stock, $0.001 par value. Authorized 200,000,000 shares:
125,976,421 shares issued and outstanding at September 30, 2014 and Dec. 31, 2013	125,976	125,976
Additional paid-in capital	9,205,985	8,987,589
Accumulated deficit	(9,321,631)	(9,214,487)
Total stockholders' deficit	(11,140)	(100,122)
Total liabilities and stockholders' deficit	$138,599	$209,939

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations
Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues
Sales	$166,076	$152,852	$497,564	$467,340
Cost of sales	35,346	29,327	94,841	84,232
Gross margin	130,730	123,525	402,723	383,108

Selling, general and administrative expenses	211,997	149,608	499,740	534,231
Depreciation and amortization expense	-	843	1,511	2,375
Total operating expenses	211,997	150,451	501,251	536,606

Other (income) expense
Interest income	(1)	(3)	(9)	(17)
Interest expense	2,875	52,875	8,625	57,125
Total expenses	214,871	203,323	509,867	593,714

Net income (loss) before income taxes	(84,141)	(79,798)	(107,144)	(210,606)

Provision for income taxes	-	-	-	-
Net income (loss)	$(84,141)	$(79,798)	$(107,144)	$(210,606)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	125,976,421	68,574,247	125,976,421	46,434,296
Diluted	125,976,421	68,574,247	125,976,421	46,434,296

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(107,144)	$(210,606)
Adjustments to reconcile net income or (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,511	2,375
Preferred shares issued for services	76,000	-
Shares issued for services	138,154	180,522
Amortization of debt discounts	-	50,000
Option expense	4,252	17,673
Changes in operating assets and liabilities:
Accounts receivable	102,993	247,678
Prepaid expenses	-	3,500
Other assets	-	955
Accounts payable	(32,249)	(51,405)
Accounts payable - related party	5,822	-
Accrued expenses	4,125	24,446
Accrued expenses - related party	(11,000)	-
Deferred revenues	(137,550)	(203,029)
Net cash provided by operating activities	44,914	62,109

Cash flows from investing activities
Purchase of property and equipment	-	(7,398)
Net cash used in investing activities	-	(7,398)

Cash flows from financing activities:
Proceeds from short-term borrowing from shareholder	-	10,000
Payments on borrowing from shareholder	(11,750)	(62,000)
Net cash used in financing activities	(11,750)	(52,000)

Net increase (decrease) in cash	33,164	2,712
Cash at beginning of year	-	14,568
Cash at end of period	$33,164	$17,280

Non-cash activities:
Conversion of short-term borrowing from shareholder to common stock	$-	$18,600
Debt discount on convertible note modification	$-	$50,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$3,000
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
September 30, 2014

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2014 or December 31, 2013.

Revenue Recognition

The Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of September 30, 2014 and December 31, 2013 as we believe all of our receivables are fully collectable.

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

The following table presents the Company's Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	(Level 1)	(Level 2)	(Level 3)
September 30, 2014	$0	$0	$0
December 31, 2013	$0	$0	$0

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

(2) Related Party Transactions

During the quarter ended March 31, 2013, two related parties agreed to convert their accrued salaries and related interest to notes payable carrying 5% interest. As of September 30, 2014 and December 31, 2013, the total due to these two related parties for past accrued salaries is $Nil and $11,750 respectively.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the third quarter of 2014 was $44,318 (2013: $44,805) and $132,467 for the nine months ended September 30, 2014 (2013: $128,571).

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The expense recognized in the third quarter of 2014 was $457 (2013: $Nil) and $1,896 for the nine months ended September 30, 2014 (2013: $Nil).

During the first quarter of 2013, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The expense recognized in the third quarter of 2014 was $Nil (2013: $6,773) and $2,356 for the nine months ended September 30, 2014 (2013: $17,673).

On July 2, 2014, the Company issued 10,000 shares of the Company's Series B Preferred Stock. There is currently no market for the shares of Series B Preferred Stock and cannot be converted into shares of common stock of the Company. The Company received no cash proceeds from the issuance of the shares Each share of Series B preferred stock shall be strictly limited and not to be available for transfer or re sale unless authorized by a majority of a quorum of the Board of Directors in accordance with the Company's Bylaws. The Preferred Series B do not contain any rights to dividends; have no liquidation preference; are not to be amended without the holders approval. The company had a valuation completed and as a result expensed the value of the preferred B during the quarter at a value of $76,000.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at September 30, 2014 and December 31, 2013. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of September 30, 2014 unaccrued and undeclared dividends were $3,600.

On July 2, 2014, the Company issued 10,000 shares of the Company's Series B Preferred Stock. There is currently no market for the shares of Series B Preferred Stock and cannot be converted into shares of common stock of the Company. The Company received no cash proceeds from the issuance of the shares Each share of Series B preferred stock shall be strictly limited and not to be available for transfer or re sale unless authorized by a majority of a quorum of the Board of Directors in accordance with the Company's Bylaws. The Preferred Series B do not contain any rights to dividends; have no liquidation preference; are not to be amended without the holders approval. The company had a valuation completed and as a result expensed the value of the preferred B during the quarter at a value of $76,000.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the second quarter of 2014 was $44,318 (2013: $44,805) and $ 132,467 for the nine months ended September 30, 2014 (2013: $128,571).

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

The Company recorded $457 (2013: $Nil) in stock option compensation expense, in relation to these options, during the quarter ended September 30, 2014. The Company recorded $1,896 (2013: $Nil) in stock option compensation expense, in relation to these options, during the nine months ended September 30, 2014. Total stock option compensation expense is calculated at $2,877.

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

The Company recorded $Nil (2013: $6,773) in stock option compensation expense, in relation to these options, during the quarter ended September 30, 2014. The Company recorded $2,356 (2013: $17,673) in stock option compensation expense, in relation to these options, during the nine months ended September 30, 2014. Total stock option compensation expense is calculated at $26,872.

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 125,976,421 are issued and outstanding at September 30, 2014 and December 31, 2013.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2014	December 31, 2013
Equipment	3-5	$96,236	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		128,573	128,573
Less accumulated depreciation and amortization		124,316	122,805
Net property and equipment		$4,257	$5,768

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

(6) Shareholder Notes Payable

Repayments on shareholder notes payable during the quarter ended September 30, 2014 totaled $Nil (2013: $19,500). Repayments on shareholder notes payable during the nine months ended September 30, 2014 totaled $11,750 (2013: $62,000).

During the first quarter of 2013, the Company received cash in the sum of $10,000 from a shareholder for a note payable at a 5% interest rate. The note and related interest were converted to 1,000,000 shares of common stock resulting in a loss of $50,000 on conversion using the closing price of the stock on the date of conversion of $0.06 per share.

During the first quarter of 2013, the Company converted two related party accrued salary balances and related interest to notes payable at a 5% interest rate. The interest for the notes payable balances has been calculated annually and has been accrued for the first quarter of 2014. As of September 30, 2014, the total due to these related parties for accrued salaries was $Nil (December 31, 2013: $11,750) and included in short-term note payable to shareholder. For the nine months ended September 30, 2014, $11,750 of the balance converted was repaid (2013: $62,000).

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

Our mission is to integrate cutting-edge information/content delivery solutions currently deployed by the media and make this content rapidly available to and within the control of our retail and commercial clients. The Company's software and services put its clients in control of real-time, news, and other content, including emergency alerts, displayed within one building to thousands of local, regional, and national clients, through Digital Signage and Kiosk networks.

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

Data Call Opportunities

The opportunities for Data Call in the digital signage industry are countless. Many companies nowadays would outsource all or part of their content creation. Data Call stands ready as their outsourced provider of active content data. Whether it's general entertainment information (news, sports, stocks, etc.) or location-targeted active content (weather, traffic, etc.), research and now experience is validating the long-held assumption that it is active content that draws viewers to digital signage and keeps them engaged throughout the presentation.

Over the years, Data Call has worked with the industry leaders in digital signage to develop the data formats and communication methods to allow Data Call's active content to be easily integrated into their hardware and software products.

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

Data Call understood that digital signage and Kiosk implementers had larger issues to tackle than the multitude of licenses that would need to be managed and the varying formats of the source data to be dealt with if active content was obtained from multiple vendors. Data Call offers a "one stop shop" for all of their active content requirements covered by a single license. Ease of implementation also would require that the multiple formats of all Data Call's data providers be distilled into a single format. Because active content may be displayed in a multitude of ways (banners, tickers, scrolls or artistically integrated with the overall presentation), Data Call produced a set of common data layouts in the industry-standard XML (extensible markup language) format inclusive of MRSS. With the advent of HTML5, even more delivery methods have been made available. Many partners find these formats to be easily integrated into their products, but in several cases, Data Call has produced customized data formats to the exact requirements of their partners. This customization ensures the highest level of reliable and ease of integration possible.

Market demand, opportunity, and technology converge at a single point in time, and Data Call is right in the thick of it. Digital signage platforms are evolving to meet mass market requirements, costs for hardware and software are falling to the point of becoming commodities in the cloud, and the markets for digital signage are clarifying through historical trial and error.

Business Operations

We currently offer our Direct Lynk Messenger and DLMedia services to customers through the Internet. Both DLM Services are Digital Signage products and real-time information services which provides a wide range of up-to-date information for display. Both DLM services are able to work concurrently with customers' existing digital signage systems. The Direct Lynk Messenger product is slowly becoming a legacy product with the DLMedia product in the forefront. Data Call is testing the use of News and Information Video products.

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

Data Call specializes in allowing its clients to create their own Digital Signage dynamic content feeds delivered, via the Internet, to digital display devices at their establishments. The only requirements our clients must have are 1) a supported third party digital signage or Kiosk solution, or similar device, which receives the data from our servers via the Internet, and displays the content on digital displays and 2) an Internet connection. The Direct Lynk System is supported by various third party systems, varying in costs from inexpensive monthly cloud licenses to $5,000.

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

During the three months ended September 30, 2014, the Company implemented cost management measurements to more carefully control monthly expenditures, while we focus on increasing sales and gross revenues during the next twelve months.

We will continue to grow our business during the next twelve months by marketing our Direct Lynk System technology to potential customers including digital signage and Kiosk manufactures, as well as through industry trade magazines and trade shows and call centers.
We are currently in the completion phase for the introduction during the 4th quarter of 2014 of our new video product technology to our expanding customer base.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Our revenues for the three months ended September 30, 2014 were $166,076, compared to $152,852 for the three-month period ended September 30, 2013, representing an increase of $13,224 or approximately 8.7%. The increase in revenues was mainly due to standard renewals and new business.

Costs of sales for the months ended September 30, 2014 were $35,346 compared to $29,327 for the three-month period ended September 30, 2013, representing an increase of $6,019 due to costs related to the licensing and royalty expense required to provide enhanced subscription services.

Gross margins for the three months ended September 30, 2014 were 78.7%, compared to 80.81%, for the three-month period ended September 30, 2013.

Operating expenses for the three months ended September 30, 2014 were $211,997, compared to $150,451 for the three-month period ended September 30, 2013, representing an increase of $61,546 from the same period in the prior year. This increase is primarily related to the nonrecurring expense associated with the issuance of Series B Preferred Stock.

Net loss for the three months ended September 30, 2014 was $84,141, compared to $79,798 for the same three month period of the prior year. The increase in our net loss is mainly due to the non-cash expense of stock options and shares for services of $123,081 during the three months ended September 30, 2014. Adding back these nonrecurring, non-cash expense items, we would have had a net income of $38,940, compared to $23,731 for the same period of the prior year.

Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013

Our revenues for the nine months ended September 30, 2014 were $497,564, compared to $467,340 for the nine-month period ended September 30, 2013, representing an increase of $30,224.The increase in revenues was mainly due to the standard renewals and revenues from new business customers.

Costs of sales for the nine months ended September 30, 2014 were $94,841, compared to $84,232 for the same period of the prior year. This increase was due the costs related to the licensing and royalty expense required to provide the subscription services and the additional cost associated with the increase in revenue.

Gross margins for the nine months ended September 30, 2014 were 80.9%, compared to 82.0%, for the same nine-month period of the prior year.

Operating expenses for the nine months ended September 30, 2014 were $501,251, compared to $536,606 for the nine-month period ended September 30, 2013, representing a decrease of $35,355, which decrease was mainly due to the decreased expense associated with the issuance of shares and the grant of options.

Net loss for the nine months ended September 30, 2014 was $107,144, compared to a net loss of $210,606 for the nine-month period ended September 30, 2013.

The increase in our net loss is mainly due to the non-cash expense of stock options and shares for services. Adding back these nonrecurring, non-cash expense items during the nine-month period ended September 30, 2014, we would have had a net income of $111,262, compared to a net loss of $12,111 during the same period of the prior year.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $133,542, consisting of $33,164 in cash and $100,378 in accounts receivable, and had total current liabilities of $121,881 consisting or $27,272 in accounts payable, $11,800 in accrued salaries and related liabilities, $25,625 in accrued interest, $6,084 in deferred revenues and $51,100 in short-term notes.

At September 30, 2014, we had a positive working capital of $11,661 and an accumulated deficit since inception of $9,321,631.

We had net cash provided by operating activities of $44,914 during the nine-month period ended September 30, 2014, which was mainly due to a net loss of $107,144, common and preferred stock expense of $218,406, a decrease in accounts receivable of $102,993, offset by an increase in accounts payable of $32,249, an increase in deferred revenues of $11,000 and a decrease in deferred revenue of $137,550.

We had no investing activities during the nine-month period ended September 30, 2014. We used $11,750 in our financing activities during the nine months ended September 30, 2014, consisting of $11,750 in repayment of shareholder notes payable.

During the next twelve months, our plan contemplates raising additional capital to fund our ongoing operations and increased business activity through the sale of debt and/or equity securities, which may result in the dilution to our existing shareholders. There can be no assurances that we will be able to raise additional capital, whether debt or equity, at terms and conditions satisfactory to the Company, if at all. While we believe that we will be able to achieve increased revenues to continue to fund the growth of our operations during the in the next twelve months, there can be no assurance of success, in which event we may be required to raise debt and/or equity capital or to curtail planned efforts to grow our business. We have no present commitments from officers, directors, or affiliates to provide any funding that may be required and the failure to obtain additional financing when and if necessary may require us to delay, curtail, or scale back some or all of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and has begun implementation during the fourth quarter of 2014.

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
Date: November 5, 2014

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 5, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: November 5, 2014

By: /s/ John Schafer
Director
Date: November 5, 2014