Form 10-K
period 2014-12-31
Data Call Technologies
filed 2015-03-30
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

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

Indicate if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes☐ No ☒

Indicate if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2014, the aggregate market value of the 109,106,421 shares of common stock held by non-affiliates was approximately $327,319 based on the closing price on June 30, 2014. On December 31, 2014, the Registrant had 125,976,421 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

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

ITEM 1. DESCRIPTION OF BUSINESS. Table of Contents

Data Call Technologies, Inc. was incorporated under the laws of the State of Nevada as Data Call Wireless, Inc. on April 4, 2002, and is sometimes referred to herein as "we", "us", "our", "Data Call" or the "Company." On March 1, 2006, we changed our name to Data Call Technologies, Inc. Since our inception, we have been engaged in the business of offering real-time information/content via digital signage and kiosk networks to our clients, who we consider to be our partners rather than simply as customers.

Our mission is to integrate cutting-edge information/content delivery solutions currently deployed by the media and make this content rapidly available to and within the control of our retail and commercial clients/customers. The Company's services put its clients in control of real-time news and other dynamic content, displayed within one or more locations, as well as to thousands of local, regional and national clients, through Digital Signage and Kiosk networks.

Our business plan is to focus on growing our client base by continually offering real-time information/content via Digital Signage and Kiosk networks, seeking to improve the delivery, security and variety of information/content services to the Digital Signage and Kiosk community.

Overview - What Is Digital Signage?

LED and LCD displays are continually replacing printed marketing materials such as signs and placards, as well as the old-fashioned whiteboard, for product and corporate branding, marketing and assisted selling. The appeal of instantly updating product videos and promotional messages on one or a thousand remotely located displays is driving the adoption of this exciting marketing tool. Digital Signage presentations are typically comprised of repeating loops of information used to brand, market or sell the owner's products and services. But once viewed, this information becomes repetitive and the viewer tunes it out, resulting in low retention of the client's message. As digital signage "comes of age," the dynamic characteristics of the digital signage presentations has taken center-stage requiring fresh, relevant and updated dynamic content.

Digital Signage Comes of Age

We believe that the Digital Signage industry is "coming of age" and that Data Call through multiple industry relationships has been engaged in the business for more than a decade. Our company has virtually been there from the start and is in in a prime position to enjoy and benefit from our industry's growth. A few short years ago, a business wanting to derive commercial benefit from use of digital signage was often confronted with a myriad of hardware and software companies, all offering their own version of what digital signage should be. Typical customers for digital signage were most-often offered the hardware for digital signage but without the full package of content with which to build and tailor their systems for their target customer base.

Those early digital signage customers often had to deal with the fact that their digital signage hardware vendors lacked the know-how to provide them with the "do's and don'ts" of content development. However, from our inception, Data Call recognized that our competitors and their typical customers lacked a key component which includes the offering of a comprehensive content package.

Recently, as the cost of platforms supporting infrastructure and digital displays have fallen significantly, digital signage has become more accessible to a wider range of potential users while the growing Kiosk market has cross-pollinated with Digital Signage. Companies in our industry have come to understand, as we have understood almost since our inception in 2002, that the initial, one-time, up-front cost of Data Call's integrated, content-flexible, hardware and software package is far more customer friendly and, as a result, far surpasses outweighs the up-front savings by not doing so.  The benefit that Data Call provides to our customers, in the form of ongoing content development, is expected to continue to provide our customers with desirable user friendly services.

As the cost of deployment has decreased, Data Call has continued to focus, as well as other providers have only begun focusing, on offering "attention-grabbing content" as a means of drawing target customers' attention to the core message of clients, thereby keeping their target customers engaged throughout Digital Signage and Kiosk presentations.

The Need for Speed - Active Content

Active and dynamic content is the integral part of digital signage presentations that must be constantly updated with timely and relevant information in order to attract and retain target customers to the product and service offered by clients. For instance, a typical presentation may contain ten 15-second loops that provide the primary message of the presentation, but the active dynamic content, such as that provided by Data Call, is updated with new information throughout the day. Those seeking to add active and dynamic content to their digital signage presentations are advised to employ Data Call's integrated content rather than attempting to "cut and paste" broadcast content of others into their digital signage presentation.

Our clients, by integrating Data Call's active content as a meaningful component of their digital signage presentations, can provide the entertainment and information content necessary to enhance the target customer's information retention without disrupting the core message of the presentation. Information categories provided by Data Call include news, weather, sports, financial data and the latest traffic alerts, among others. With such a broad range of offerings, our clients have access to the active and dynamic content they need, regardless of the target customers and market they are addressing.

Our Business Opportunities

Our many opportunities for client development in the digital signage industry are growing virtually exponentially. While many companies in our industry have traditionally outsourced all or part of their content creation, Data Call serves as a provider of dynamic active content to clients on a tailored basis. Whether a client desires general entertainment information for customers, such as news, sports, stock market quotes, etc. or location-specific content, such as local weather, traffic, product sales and specials, etc., our research has validated our long-held assumption that dynamic content draws and retains our clients' target viewers to their digital signage and keeps them engaged throughout the presentation.

Since our inception, management has developed strong relationships working with the leaders in digital signage. Collaborative efforts successfully created the data formats and means of communication to facilitate the delivery of our dynamic content more easily and efficiently by our clients for integration into their hardware and software products, setting industry standards.

Partners, Not Customers

Data Call's approach to our clients is to build long-lasting partnerships by creating client relationships that we believe are unique in the digital signage industry. We do this because we understand that each client has its own content requirement. In developing dynamic content for individual digital signage clients, we have identified three content-related factors: (i) reliability; (ii) objectivity; and (iii) ease of implementation. To address the reliability requirement, we have elected to enter into license arrangements with the leading providers of news, weather, sports and financial information, among other client-desired content rather than either: (i) downloading and repackaging content sourced from the Internet (which may be illegal); or (ii) pulling RSS feeds (which may come and go at the provider's whim). Licensing data from these premier providers has also served us by satisfying the second criteria, objectivity. Because it is commonly recognized that Internet content may often be unreliable, unverifiable and biased, we have determined that we could not simply use unfiltered Internet content for delivery to our clients. To achieve ease of implementation, our licensing of data facilitates the ease of delivery to and implementation and use by our client/partners. Data Call has understood that it's Digital Signage and Kiosk clients needed more complete service than to endeavor the sourcing of active content from multiple vendors. As a result, our flexible content packages permit our clients to do "one stop shopping" for all of their dynamic content requirements by a single sublicense from us. Ease of implementation also would require that the multiple formats of all Data Call's data providers be distilled into a single, usable format.

We enable our clients to receive customized dynamic content which may be displayed in a multitude of ways (banners, tickers, scrolls or artistically integrated with the overall presentations). We have created and produced multiple sets of common data layouts in the industry-standard XML (extensible markup language) format inclusive of MRSS. With the advent of HTML5, even more delivery methods have been made available to our clients, many of whom have found these new formats to be easily integrated into their products. Nevertheless, we have also produced customized data formats to the exact and specific requirements of our clients/partners, which, we believe ensures a higher level of reliability and ease of integration.

Market demand, opportunity and technology converge at a single point in time, and Data Call is there. Our integrity continues to build our business. Digital signage platforms are evolving to meet mass market requirements, costs for hardware and software are falling to the point of becoming commodities and the markets for digital signage are clarifying through historical trial and error.

Business Operations

In August of 2013, we announced the release of our Direct Lynk Media (DLMedia) product. The DLMedia product encapsulates the Direct Lynk Messenger product with major enhancements and options that allow the client to select and include in their feed images relative to the news feeds. Also in the release, both Weather and Traffic image products have been enhanced considerably. Other additions included within the release bring more value to the company's clients and create more interest from new and existing clients.

The current types of data and information, for which a client is able to subscribe to through the Direct Lynk System include:

-	Headline News top world and national news headlines;
-	Business News top business headlines;
-	Financial Highlights world-based financial indicators;
-	Entertainment News top entertainment headlines;
-	Health/Science News top science/health headlines;
-	Quirky News Bits latest off-beat news headlines;
-	Sports Headlines top sports headlines;
-	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;
-	National Football League latest game schedule, and in-game updates;
-	National Basketball Association - latest game schedule, and in-game updates;
-	Major League Baseball - latest game schedule, and in-game updates;
-	National Hockey League - latest game schedule, and in-game updates;
-	NCAA Football - latest game schedule, and in-game updates;
-	NCAA Men's Basketball - latest game schedule, and in-game updates;
-	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament;
-	NASCAR top 10 race positions updated every 20 laps throughout the race;
-	Major league soccer;
-	Traffic Mapping;
-	Animated Doppler Radar and Forest Maps;
-	Listings of the day's horoscopes;
-	Listings of the birthdays of famous persons born on each day;
-	Trivia;
-	Listings of historical events which occurred on each day in history; and
-	Localized Traffic and Weather Forecasts.

We currently offer our Direct Lynk Messenger and DLMedia services to our clients and other potential customers through the Internet. Both DLM Services are Digital Signage products and real-time information services which provides a wide range of up-to-date information for display. Both DLM services are able to work concurrently with customers' existing digital signage systems. The Direct Lynk Messenger product is slowly becoming a legacy product with the DLMedia product in the forefront.

The Digital Signage and Kiosk industry is still a relatively new and since our inception in 2002 we have come to understand that it provides an exciting method for advertisers, including our clients, to promote, inform, educate, and entertain their customers regarding their business products and services. Through Digital Signage, businesses can use a single display or a complex, networked series of flat screen LED, LCD and even combined as video walls as display devices to market their products and services directly at their facilities and elsewhere to their customers and patrons in real time. Additionally, because Digital Signage advertising takes place in real time, businesses can change their marketing efforts literally from moment to moment and over the course of a day or such other period as they may determine.

We believe that the ability of our clients to display in real-time the information and content we deliver better allows our clients companies to tailor their products, services and advertising to individual and target-group customers, thereby advertising and offering, for example, inventory and sales discounts that may be designed to appeal to those individual customers and target customer groups, increasing sales and revenues. We believe that the benefits of on-site, real-time Digital Signage displays compared to regular print or video advertising are substantial and include, among other advantages, being able to immediately change digitally-displayed images/advertisements depending on our client's customers own situation, not simply being restricted by in-store print circulars produced days, weeks or even months in advance, which may become stale or obsolete prior to or shortly after publication and dissemination.

We specialize in allowing clients to create their own Digital Signage dynamic content feeds which are delivered online directly to their chosen, electronic digital display devices at their various facilities. The only requirements our clients must have are: (i) a supported, third-party Digital Signage and/or Kiosk equipment solution, or similar device, which receives the data from our servers online; and (ii) an Internet connection. Our Direct Lynk System is supported by various, readily available third-party systems, varying in costs from inexpensive monthly cloud-based licenses to much more extensive and expensive content management/playback systems. Our Direct Lynk Systems allow customers to select from the pre-determined data and information subscriptions of those described above. We enable our clients to also select location specific content they wish to receive based on how and where their Digital Signage network is configured.

During the first quarter of fiscal 2014, we released our "Playlist-Ready" content products, enhancing our ability to further accommodate our current clients and appease new prospects. One product within the "Above the Fold" line has received a high level of acceptance at the industry trade shows, most recently at the Digital Signage Expo held in Las Vegas in March 2015. All of our products and services can be viewed on our website: datacalltech.com.

Dependence On A Few Major Customers

At December 31, 2014, we had over 1,000 customer/subscribers for our Direct Lynk System, which customers are relatively small, paying cumulatively an average monthly fee to Data Call of $10,000. We also have several larger new potential partner/clients that are testing our Digital Link Media products, and we expect that some or all of them may be expected to become significant clients in the near future. During the years ended December 31, 2014 and December 31, 2013, we were dependent upon three major customers, who accounted for approximately 84% of our revenues.

Notwithstanding the forgoing, based upon recent communications with several potential clients who are volume users and/or wholesale distributors of digital signage content and content management systems, we believe that during 2015, several new clients will contribute significant revenue which should materially reduce our reliance on our three major customers to less than 50%. As a result, we believe that that we should become far less reliant on a few business clients for our source of revenue. However, there can be no assurance that our belief will prove to be justified or, if justified, that such trend will continue for any future period, if at all.

Employees

At December 31, 2014, we had 3 full-time employees, including our two executive officers. Depending upon our level of our growth, if any, we expect that we may or will be required to hire additional personnel in the areas of sales and marketing, software design, research and development and otherwise, during 2015 and continuing into 2016. However, we will be dependent upon revenue growth and profitability, of which there can be no assurance, to fund any increase in staff. None of our employees are covered by a selective bargaining agreement

Estimate Of The Amount Spent On Research And Development Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development to create our Direct Lynk Messenger Systems, including software and hardware development and testing costs. The amount spent on this research and development from inception through December 31, 2014 is approximately $2,000,000.

ITEM 1A. RISK FACTORS. Table of Contents

Investing in our common stock, while providing investors with an equity ownership interest, involves a high degree of risk, including the potential loss of all or a significant portion of their investment. Shareholders will be subject to risks inherent in our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss, the size and extent of which cannot be predicted. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K for our year-ended December 31, 2014.

This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.

Since our inception, we have had a history of generating operating losses. However, in the past two calendar years, we have reversed that trend and have been able to generate positive cash flow from operations. As a result, our auditors have removed the going concern from their opinion. We anticipate being profitable in the near future. We currently expect to significantly increase our revenues by increasing our client base and/or generating additional revenue streams by offering new and enhanced products and services. However, there can be no assurance that our plan will be successful, either in whole or in part. If we fail to grow our revenues, our ability to achieve and fulfill our business plan may be delayed, which could adversely impact our results of operations.

Unforeseen events.

There can be no assurance that unforeseen events, such as: (i) the length of time necessary to generate increasing market acceptance of our Direct Lynk Systems; (ii) any unexpected material increased development costs; (iii), the general economy in the markets where we offer our Direct Lynk Systems.

We have competition.

There are many different sectors in the Digital Signage industry, including but not limited to (i) content Management providers, (ii) content Creation services, (III) hardware manufacturers, (iv) network management providers and (v) installation service providers. These sectors are extremely vas and well capitalized. We are in the content sector within a more specific niche of providing subscriptions of dynamic content. We provide subscription service of a wide variety of dynamic infotainment to the industry. As the leader in our subsector of the industry, other companies have attempted to duplicate us and we expect competition to increase in the future. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. Few have sufficient resources to make these investments or are unable to make the technological advances necessary to continue to remain the leader, our competitive position may suffer. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could adversely affect our fussiness and financial condition.

We rely on key management personnel.

We are highly dependent upon the services and efforts of key persons, as follows: Tim Vance, our founder and full-time CEO and Chief Operating Officer. Our ability to operate and implement our business plan is heavily dependent upon the continued services of Mr. Vance to grow as anticipated, our ability to attract, retain and motivate qualified, newly-hired, full and part-time personnel. The loss of Mr. Vance, in particular, and our inability, in the future to hire and retain qualified sales and marketing, software engineers and additional management personnel, as needed, could have a material adverse effect on our business and operations. We do not have "key man" life insurance on Mr. Vance.

We are highly dependent upon our ability to successfully market Direct Lynk System to subscribers.

We are dependent on the abilities of our sales and marketing activities and to continue to generate new clients for subscriptions to our Direct Lynk Systems and to broaden our customer base. While the number of paying subscribers for our Direct Lynk System increased during December 31, 2014 compared to December 31, 2013, there can be no assurance that our sales and marketing efforts will be able to market acceptance for our Direct Lynk System and increase our customer base to a level that will permit continued profitable operations. If our sales and marketing cannot continue to achieve market acceptance for our Direct Lynk Systems, and increase our customer base to a level that will permit profitable operations. If our sales and marketing efforts are unable to continue to generate new customers, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

Difficult and volatile conditions in the capital, credit and commodities markets and general economic uncertainty have prompted companies to cut capital spending worldwide and could continue to materially adversely affect our business.

Disruptions in the economy and constraints in the capital markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of technology projects with us due to continuing economic uncertainty. Our financial position, results of operations and cash flow could continue to be materially adversely affected by continuing difficult economic conditions and significant volatility in the capital. The continuing impact that these factors might have on us and our business is uncertain and cannot be predicted at this time. Such economic conditions have accentuated each of the risks we face and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

- Market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future. Economic conditions could continue to result in our customers experiencing financial difficulties or electing to limit spending because of the declining economy, which may result in decreased revenue for us.

- Difficult economic conditions have adversely affected certain industries in particular, including the automotive and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment terms. Economic conditions could materially impact us through insolvency of our suppliers or current customers.

- Economic conditions combined with the weakness in the credit markets could continue to lead to increased price competition for our products, increased risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue.

If the markets in which we participate experience further economic downturns or slow recovery, this could continue to negatively impact our revenue generation, margins and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations. If customer demand were to decline further, we might be unable to adjust expense levels rapidly enough in response to falling demand or without changing the way in which we operate. If revenue were to decrease further and we were unable to adequately reduce expense levels, we might incur significant losses that could adversely affect our overall financial performance and the market price of our common stock.

Potential future government regulation of the Internet may adversely affect our business.

We are dependent upon the Internet in connection with our business operations and the delivery of content for our Direct Lynk Systems. The United States Federal Communications Commission (the "FCC") does not currently regulate companies that provide services over the Internet, as it does common carriers or tele-communications service providers. Notwithstanding the current state of the FCC's rules and regulations, the potential jurisdiction of the FCC over the Internet is broad and if the FCC should determine in the future to regulate the Internet, our operations, as well as those of other Internet service providers, could be adversely. Compliance with future government regulation of the Internet could result in increased costs and because of our limited resources; it would have a material adverse effect on our business operations and operating results and financial condition.

We are dependent on the security of the Internet to serve our customers; any security breaches or other Internet difficulties could adversely affect our business.

We offer the majority of our services through, the secure transmission of confidential information over public networks are a critical element of our operations. A party who is able to circumvent security measures (hacker) could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships could be irreparably harmed. Although we currently have in place security measures that we feel are adequate to protect our business and those of our customers, these measures may not prevent future security breaches. Nature's events placed on our systems could cause our systems to fail or cause our systems to operate at speeds unacceptable to our users, in which event we could lose customers and experience a material impact on our financial condition.

We must rely on other companies to maintain the Internet infrastructure if we hope to be successful.

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

Our website and systems are hosted by a third party and we are vulnerable to disruptions or other events that are beyond our control.

Our website and systems are hosted by a third party. We are dependent on our systems' ability to distribute information over the Internet to customers. If our systems fail or become unavailable, it would harm our reputation, result in a loss of current and potential future customers and could cause us to breach existing agreements. Our success depends, in part, on the performance, reliability and availability of our services, which in turn are dependent on our third-party provider. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We would face significant damage as a result of these events. For these reasons, we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems, which would have a negative impact on our business and financial conditions.

Our Direct Lynk Systems use sophisticated software which could be found to contain bugs or could be compromised by viruses. While we have not experienced any material bugs or viruses to date, if such event could occur, such event(s) could be costly for us to identify and repair, and until such bugs or viruses, if any, are fixed, they could cause interruptions in our service, which could cause our reputation to decline and/or cause us to lose clients.

Risk Factors Related to Our Common Stock

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

Market prices of our equity securities can fluctuate significantly.

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

There is only a limited trading market for our common stock.

Our Common Stock is subject to quotation on the OTC market. There has only been limited trading activity in our common stock. There can be no assurance that a more active trading market will commence in our securities as a result of the increasing operations of Data Call. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

State blue sky registration; potential limitations on resale of our securities.

Our common stock, the class of the Company's securities that is registered under the Exchange Act, has not been registered for resale under the Securities Act of 1933 or the "blue sky" laws of any state. The holders of such shares and persons, who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

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

Dividends unlikely on our common stock.

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

Compliance with Penny Stock Rules.

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

Shares eligible for future sale.

As of December 31, 2014, the Registrant had 125,976,421, shares of common stock issued and outstanding of which 20,361,450 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a six month holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine.

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2014, we have 125,976,421 shares of common stock issued and outstanding and 800,000 shares of preferred A stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval; to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

During the quarter ended September 30, 2014 the Company amended its Articles of Incorporation to authorize 1,000,000 shares of Series B Preferred Stock, par value $0.001 (the "Series B Stock"), 10,000 shares of which were issued to our CEO, Tim Vance. The Series B Stock, which may be issued in one or more series by the terms of which may be and may include preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions, has the right to vote, in the aggregate, on all shareholder matters, equal to 51% of the total shareholder vote on any and all shareholder matters. The Series B Stock is entitled to this super-majority, 51% voting right no matter how many shares of common stock or other voting stock of Data Call stock is issued and outstanding in the future. The voting rights of the Series B Stock make a change in control without the approval of Timothy Vance, our CEO, impossible.

ITEM 1B. UNRESOLVED STAFF COMMENTS. Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTY. Table of Contents

On January 9, 2013, the Company entered into a one-year lease agreement with Bridwell Property Group Inc., our landlord, for new office facilities of 700 square feet located at 700 S Friendswood Drive, Suite E., Friendswood, TX 77546. The property changed ownership and on February 1, 2014, the Company and the new owner, Berkenmeier Properties, LLC mutually agreed extend the lease for a term of two additional years at the same monthly rent of $900. We believe that these facilities are sufficient for our present level of operations including the growth we anticipate during the next twelve months. In the event that we need additional space, we believe that it will be available in the same property at comparable rates.

ITEM 3. LEGAL PROCEEDINGS. Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE. Table of Contents

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. Table of Contents

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

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.00	$0.00	$0.70	$0.01	$0.25	$0.01
Second Quarter ended June 30	$0.01	$0.00	$0.70	$0.01	$0.10	$0.02
Third Quarter ended September 30	$0.00	$0.00	$0.34	$0.00	$0.07	$0.02
Fourth Quarter ended December 31	$0.01	$0.00	$0.12	$0.00	$0.07	$0.03

As of December 31, 2014, our shares of common stock were held by approximately 281 stockholders of record.

Dividends

The holders of our Preferred Stock, Series A, are entitled to a dividend of 12 percent annually, subject to conversion into common stock. The undeclared dividends of this stock are calculated, but have not been recorded.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On December 26, 2014, the board of directors approved the Company's 2015 Employee Incentive Plan (the "Plan") pursuant to which the Company's board of director or a committee is authorized to issue 25,000,000 shares.

The board of director or committee shall determine at any time and from time to time after the effective date of this Plan:
(i) the Eligible Participants;
(ii) the number of shares of Common Stock issuable directly or to be granted pursuant to an Option;
(iii) the price per share at which each Option may be exercised or the value per share if a direct issue of stock pursuant to a Stock Award; and
(iv) the terms on which each Option may be granted.

Such determination, as may from time to time be amended or altered at the sole discretion of the board of director or committee.

ITEM 6. SELECTED FINANCIAL DATA. Table of Contents

N.A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION. Table of Contents

Results of Operations during the year ended December 31, 2014 as compared to the year ended December 31, 2013

We had $671,814 of sales revenue for the year ended December 31, 2014, compared to sales revenue of $630,395 for the year ended December 31, 2013, an increase in sales revenue of $41,419 or approximately a 6.6% from the prior period. We generate revenues through subscription fees received in connection with our Direct Lynk System. In accordance with accounting regulations.

We had total costs of sales for the year ended December 31, 2014 of $132,258 compared to total costs of sales of $115,128 for the year ended December 31, 2013, which resulted in a gross margin of $539,556 for the year ended December 31, 2014, compared to a gross margin of $515,267 for the year ended December 31, 2013, an increase in gross margin of $24,289 from the prior year, our increase in gross margin was due to our increase in sales.

Cost of sales as a percentage of sales was 19.7% for the year ended December 31, 2014, compared to 18.3% for the year ended December 31, 2013. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease further as we expect to take advantage of applicable economies of scale. Our expenses decreased to $645,853 for the year ended December 31, 2014, compared to total expenses of $675,453 for the year ended December 31, 2013, an decrease in expenses of $29,600 from the prior period. The decrease in expenses for the year of 2014 was due to the company's ongoing efforts to reduce expenses. The company had non-cash expense of $265,487, which was for common stock for its officers and directors of $184,778, options expense of $4,709 and valuation of Preferred B expense of $76,000. The nonrecurring cash expense which the company expensed for its departed officers and directors totaled $11,750 in 2014. We had a net loss of $111,027 for the year ended December 31, 2014, compared to a net loss of $220,169 for the year ended December 31, 2013. The adjusted net profit from operations for 2014 was $154,460 as compared to 2013 which was $82,006. Net Profit from operations is calculated by subtracting the non-cash items of $265,487 from our loss of $111,027. While there can be no assurance regarding our operating results in 2015, we believe that we will experience a significant reduction in non-cash expense as well as increased operating revenues which should result in profitable operations.

Liquidity and Capital Resources

We had current assets of $175,884 as of December 31, 2014, which consisted of, $58,741 in cash, accounts receivable of $114,563 and $2,580 in prepaid expense as compared to $203,371 as of December 31, 2013, which consisted of $203,371 in accounts receivable.

We had total assets of $180,355 as of December 31, 2014, compared to $209,939 as of December 31, 2013 or a decrease of $29,584, which consisted of current assets of $175,884, total property and equipment (net of accumulated depreciation) of $3,671, which included high end flat screen televisions, computers and software equipment responsible for running our Direct Lynk System which is stored in our Houston office; and other assets of $800, which included our deposit on our Houston office space.

We had total liabilities of $126,017 as of December 31, 2014, compared to $310,061 as of December 31, 2013, a decrease of $184,044, primarily consisting of accounts payable of $39,074 accrued expenses of $26.702, short-term note of $50,100 and deferred revenue of $10,141. We had positive working capital of $53,924 and an accumulated deficit of $9,325,514 as of December 31, 2014.

Operating activities provided $71,491 of cash for the year ended December 31, 2014, which was mainly due to a net loss of $111,027, common stock and options expense of $265,487, increase in accounts receivables of $88,808, increase in prepaid expenses of $2,580, decrease in accounts payable of $14,625, a decrease in accrued salaries of $17,399, and change in deferred revenue of $139,071.

We had no investing activities during 2014 as compared to 2013 we had investing activity of $7,397 for capital expenditures on equipment.

We used $12,750 of cash for financing activities for the year ended December 31, 2014 for the repayment of principal on notes payable as compared to 2013 we used cash for financing activities of $71,500 consisting of $10,000 borrowings on notes payable and $81,500 principal payments on notes payable.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2014 and 2013, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2014and 2013, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Table of Contents

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Data Call Technologies, Inc.
Friendswood, Texas

We have audited the accompanying balance sheets of Data Call Technologies, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Call Technologies, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 30, 2015

Data Call Technologies, Inc.
Balance Sheets
December 31, 2014 and 2013

	2014	2013
Assets
Current assets:
Cash	$58,741	$-
Accounts receivable	114,563	203,371
Prepaid expenses	2,580	-
Total current assets	175,884	203,371

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	124,902	122,805
Net property and equipment	3,671	5,768

Other assets	800	800
Total assets	$180,355	$209,939

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$33,084	$52,617
Accounts payable - related party	5,990	1,082
Accrued salaries - related party	5,461	22,800
Accrued interest	21,241	21,500
Convertible short-term note payable to related party - default	50,100	50,100
Deferred revenue - current	6,084	139,071
Short-term note payable to related party	-	11,750
Total current liabilities	121,960	299,920

Deferred revenue - net of current portion	4,057	10,141
Total liabilities	126,017	310,061

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2014 and at December 31, 2013	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at December 31, 2014 and none at December 31, 2013	10	-
Common stock, $0.001 par value. Authorized 200,000,000 shares:
125,976,421 shares issued and outstanding at December 31, 2014 and 2013	125,976	125,976
Additional paid-in capital	9,253,066	8,987,589
Accumulated deficit	(9,325,514)	(9,214,487)
Total stockholders' equity (deficit)	54,338	(100,122)
Total liabilities and stockholders' equity (deficit)	$180,355	$209,939

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statements of Operations
Years ended December 31, 2014 and 2013

	2014	2013

Revenues
Sales	$671,814	$630,395
Cost of sales	132,258	115,128
Gross margin	539,556	515,267

Selling, general and administrative expenses	643,756	672,235
Depreciation and amortization expense	2,097	3,218
Total operating expenses	645,853	675,453

Other (income) expenses
Interest income	(11)	(17)
Interest expense	4,741	60,000
Total expenses	650,583	735,436

Net (loss) before income taxes	(111,027)	(220,169)

Provision for income taxes	-	-
Net (loss)	$(111,027)	$(220,169)

Net (loss) per common share - basic and diluted:
Net (loss) applicable to common shareholders	$(0.00)	$0.00

Weighted average common shares:
Basic and diluted	125,976,421	64,329,846

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statement of Stockholders' Equity (Deficit)
Years ended December 31, 2014 and 2013

									Stockholders'
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated	equity
	shares	amount	shares	amount	shares	amount	paid in capital	deficit	(deficit)
Balance year ended December 31, 2012	800,000	$800	-	$-	19,976,421	$19,976	$8,772,514	$(8,994,318)	$(201,028)
Share issued for conversion of debt	-	-	-	-	90,000,000	90,000	(21,100)	-	68,900
Shares issued for services	-	-	-	-	16,000,000	16,000	161,659	-	177,659
Beneficial conversion feature	-	-	-	-	-	-	50,000	-	50,000
Fair value of options granted	-	-	-	-	-	-	24,516	-	24,516
Net loss	-	-	-	-	-	-	-	(220,169)	(220,169)
Balance year ended December 31, 2013	800,000	$800	-	$-	125,976,421	$125,976	$8,987,589	$(9,214,487)	$(100,122)
Shares issued for services	-	-	-	-	-	-	184,778	-	184,778
Fair value of options granted	-	-	-	-	-	-	4,709	-	4,709
Preferred shares issued for services	-	-	10,000	10	-	-	75,990	-	76,000
Net loss	-	-	-	-	-	-	-	(111,027)	(111,027)
Balance year ended December 31, 2014	800,000	$800	10,000	$10	125,976,421	$125,976	$9,253,066	$(9,325,514)	$54,338

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statements of Cash Flows
Years ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net (loss)	$(111,027)	$(220,169)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Shares issued for services	260,778	227,659
Options expense	4,709	24,516
Depreciation and amortization of property and equipment	2,097	3,217
Amortization of debt discount	-	50,000
(Increase) decrease in operating assets:
Accounts receivable	88,808	113,793
Prepaid expenses	(3,580)	3,500
Other assets	-	955
Accounts payable	(19,533)	(38,016)
Accounts payable - related party	4,908	1,675
Accrued expenses	(259)	13,683
Accrued expenses - related party	(17,339)	4,138
Deferred revenues	(139,071)	(120,622)
Net cash provided by operating activities	71,491	64,329

Cash flows from investing activities
Capital expenditure for equipment	-	(7,397)
Net cash (used in) investing activities	-	(7,397)

Cash flows from financing activities:
Borrowing on debt	-	10,000
Principal payment on debt	(12,750)	(81,500)
Net cash (used in) financing activities	(12,750)	(71,500)

Net increase (decrease) in cash	58,741	(14,568)
Cash at beginning of year	-	14,568
Cash at end of year	$58,741	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to common stock	$-	$18,900
Beneficial conversion feature	$-	$50,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$5,000	$4,500
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Notes to Financial Statements
December 31, 2014

Note 1. Summary of Significant Accounting Policies.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2014 or 2013.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of December 31, 2014 and 2013 as we believe all of our receivables are fully collectable.

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

Earnings (Loss) Per Share

The basic net income per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the years ended December 31, 2014 and 2013, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. In years with a net loss, potentially dilutive securities are not included because their effect is anti-dilutive.
	Years Ended December 31,
	2014	2013
Net (loss)	$(111,027)	$(220,169)

Net (loss) per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	125,976,421	64,329,846
Diluted	125,976,421	64,329,846

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

The following table presents the Company's assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2014 and 2013:
	(Level 1)	(Level 2)	(Level 3)
2014	$0	$0	$0
2013	$0	$0	$0

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

Note 2. Related Party Transactions.

During the third quarter of 2013, the Company issued unregistered shares as follows: (i) 1,000,000 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.0185 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in 2014 was $7,992. The expense recognized in 2013 was $4,283.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in 2014 was $176,786 and the expense in 2013 was $173,376. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $4,709 (2013: $24,516) in stock option compensation expense, in relation to these options. The Black-Scholes model calculations included stock price on date of measurement of $0.30, exercise price of $0.001, a term of 1.5 years, computed volatility of 348% and a discount rate of 0.27%. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2013, the Company received cash in the sum of $10,000 from a shareholder for a note payable at a 5% interest rate. The note and related interest were converted to 1,000,000 shares of common stock resulting in a loss of $50,000 on conversion using the closing price of the stock on the date of conversion of $0.06 per share.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Note Payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been accrued for 2014 and 2013.

During the quarter ended September 30.2014 the Company amended its Articles of incorporation to authorize 1,000,000 shares of Series B Preferred Stock at a par value of $0.001and issued 10,000 shares. The Series B shares were valued at $76,000 and were expensed during 2014. The Series B Preferred Stock may be issued to one or series by the terms of which may be and may include preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. The Series B Preferred Shares have the right to vote in the aggregate, on all shareholder matters votes equal to 51% of the total shareholder vote on any and all shareholder matters. The Series B Preferred Stock will by entitled to this 51% voting right no matter how many shares of common stock or other voting stock of Data Call Technology stock is issued and outstanding in the future.

As of December 31, 2013, the total due to these two related parties for past accrued salaries is $11,750.

During the year ended December 31, 2013, the company repaid a total of $81,500 to related parties on various note payables.

Note. 3. Prepaid Expenses.

As of December 31, 2014, the Company had prepaid expenses of $2,580 for 2015 trade show expenses paid in 2014. As of December 31, 2013 the Company had no prepaid expenses.

Note 4. Property and Equipment.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:
		December 31
	Years	2014	2013
Equipment	3-5	$96,236	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		128,573	128,573
Less accumulated depreciation and amortization		124,902	122,805
Net property and equipment		$3,671	$5,768

Note 5. Income Taxes.
	December 31
	2014	2013
Tax expense/(benefit) computed at statutory rate for continuing operations	$54,061	$(28,702)
Tax effect (benefit) of operating loss carryforwards	(54,061)	28,702
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $3,081,696 as of December 31, 2014, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:
		December 31
		2014		2013
Deferred tax assets:	$		$
Net operating loss		1,078,594		1,132,655
Valuation allowance		(1,078,594)		(1,132,655)
Net deferred asset		$-		$-

At December 31, 2014, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 6. Capital Stock, Options and Warrants.

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 are presently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

During the quarter ended September 30, 2014 the Company amended its Articles of Incorporation to authorize 1,000,000 shares of Series B Preferred Stock at a par value of $0.001 and issued 10,000 shares. The Series B shares were valued at $76,000 and were expensed during 2014. The Series B Preferred Stock may be issued in one or more series by the terms of which may be and may include preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. The Series B Preferred Shares have the right to vote in the aggregate, on all shareholder matters votes equal to 51% of the total shareholder vote on any and all shareholder matters. The Series B Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of Data Call Technology stock is issued and outstanding in the future.

The Company is authorized to issue up to 200,000,000 shares of Common Stock. As of December 31, 2014, after the 1:5 stock split, the Company is authorized 200,000,000 shares of Common Stock, of which 125,976,421 shares were issued and outstanding.

The Company's preferred stock Series A has a preferential dividend rate of 12% per year. Accrued and undeclared dividends can be converted into common stock. The Company has not declared or accrued any dividends. As of December 31, 2014 unaccrued and undeclared dividends were $4,800 and for 2014 unaccrued and undeclared dividends were $17,700. The Company's convertible notes include warrants. When the convertible notes were issued the price of our stock was $0.0065. The Company believes that the common stock is illiquid and has been infrequently traded during the last three years, the trading price of the stock price was not deemed to be a fair value of the conversion feature. Management decided that because of the Company's ability to continue as a going concern was in question a price of less than $0.005 was a more reasonable measure of the fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

During the year ended December 31, 2013, the Company amended a note agreement with our creditor who held a $50,000 note payable adding a conversion feature at $0.0001 per share. The amendment was treated as a debt modification and the amended terms resulted in a beneficial conversion feature. The conversion feature was evaluated with a debt discount of $50,000 being recorded and expensed during the year ending December 31, 2013 as the note was considered due. The creditor sold a portion of his note for $8,900. At the request of the new creditors the Company issued 89,000,000 shares of common stock at $0.0001 in terms with the amended agreement. No gain or loss was recorded on the conversion of debt to equity during the period ending December 31, 2013 as it was converted within the terms of the agreement.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in 2014 was $176,786 and in 2013 the recognized expense was $173,376.

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
Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.04	$0.001	900,000

The Company recorded $2,356 ($24,516 in 2013) in stock option compensation expense, in relation to these options, during the year ended December 31, 2014. Total stock option compensation expense is calculated at $26,872, to be recognized over the vesting period of one year.

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a the 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Black-Scholes model calculations included stock price on date of measurement of $0.003, exercise price of $0.001, a term of 1.5 years, computed volatility of 256% and a discount rate of 0.34%. Assumptions used to determine the fair value of the stock based compensation is as follows:

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.05	$0.001	900,000

The Company recorded $2,353 (2013: Nil) in stock option compensation expense, in relation to these options, during the year ended December 31, 2014. Total stock option compensation expense is calculated at $2,877, to be recognized over the vesting period of one year.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 125,976,421 are issued and outstanding at December 31, 2014 and 2013.

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

Note 7. Commitments and Contingencies.

The Company conducted its operations from a facility located in Houston Texas during FY 2013. During January 2013 the Company moved facilities to Friendswood Texas under a 12 month operating lease expiring on January 30, 2014. The Friendswood lease was extended in February 2014 for a term of 24 months expiring on February 1, 2016.

The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2014:

Year	Amount
2014	$10,700
2015	$10,800
2016	$900
2017	$-
2018	$-

Rent expense in 2014 and 2013 under the terms of the Houston Texas lease was $10,700 and $12,294, respectively.

Note 8. Concentrations.

Concentration of Major Customers

As of December 31, 2014, the Company's trade accounts receivables from two customers represented approximately 87% of its accounts receivable. As of December 31, 2013 the Company's trade accounts receivables from two customers represented approximately 92% of its accounts receivable.

For the year ended December 31, 2014 the Company received approximately 84% of its revenue from three customers. The specific concentrations were Customer A, 47%, Customer B, 27%, and Customer C, 10%. For the year ended December 31, 2013 the Company received approximately 85% of its revenue from three customers.

Concentration of Supplier Risk

The Company had 6 vendors that accounted for approximately 84% of purchases during the year ended December 31, 2014 related to operations. Specific concentrations were Vendor A 18%, Vendor B 17%, Vendor C 14%, Vendor D 12%, Vendor E 12%, and Vendor F 11%. For the year ended December 31, 2013 the Company had 6 vendors that accounted for approximately 83% of purchases.

Note 9. Shareholder Notes Payable.

During the first quarter of 2013, the Company converted two related party accrued salary balances and related interest to notes payable at a 5% interest rate. The interest for the note payable balances has been calculated annually and has been accrued for 2013. The notes were issued for a total debt of $93,250 in January of 2013 with the due date of April 1, 2014. As of December 31, 2013, the total due to these related parties for accrued salaries was $11,750 and included in short-term note payable to shareholder. The $11,750 due as of December 31, 2013 and was paid during 2014.

During the first quarter of 2013, the Company received cash in the sum of $10,000 from a shareholder for a note payable at a 5% interest rate. The note and related interest were converted to 1,000,000 shares of common stock resulting in a loss of $50,000 on conversion using the closing price of the stock on the date of conversion of $0.06 per share.

Note 10. Convertible Shareholder Notes Payable.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a note payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been accrued for 2013 and 2012. During 2013, the note payable agreement was amended to include a conversion feature to the Company's common stock at $0.0001 per share. Under ASC 470-50, the amendment adds a substantive conversion option which causes the amended note to be evaluated as a new debt issuance. As the conversion term is considered in the money a beneficial conversion feature was present with a debt discount calculated at $50,000. The debt discount was amortized to interest expense during 2013 due to the note being due at the time of the amendment. During 2013, the creditor sold a portion of his note for $8,900. At the request of the new creditors the Company issued 89,000,000 shares of common stock at $0.0001 in terms with the amended agreement. No gain or loss was recorded on the conversion of debt to equity during the period ending December 31, 2013 as it was converted within the terms of the agreement. The remaining balance due under this note was $40,100 as of December 31, 2014 and $41,100 as of December 31, 2013. As the note is past its due date of January 21, 2013, the note is considered in default.

During the quarter ended September 30, 2011, the Company issued a short-term convertible note to a shareholder in the amount of $10,000. The convertible note is due in one year and bears interest of 12%. The interest for the convertible note has been calculated annually and has been accrued for 2014 and 2013. As of December 31, 2014, the convertible note contains a conversion feature at a 50% discount of the 10 day average closing price prior to notice. The note holder agreed that the conversion would not force the Company to issue more shares than allowed under the current capitalization which eliminates the existence of a derivative. The beneficial conversion feature included in the discounted share price of the conversion was found to be immaterial for the years ended December 31, 2014 and 2013. As the note is past its due date of June 2, 2012, the note is considered in default.

Note 11. Debt Modification and Beneficial Conversion Feature.

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

Note 12. Subsequent Events.

The Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: six million restricted shares in the name of Timothy E. Vance and six million restricted shares in the name of Gary D. Woerz valued at $0.0015 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144 , and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES. Table of Contents

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2014.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2013. Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION. Table of Contents

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE. Table of Contents

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Timothy Vance	48	Chief Executive Officer, Chief Operating Officer and Director
Gary D. Woerz	68	Chief Financial Officer and Director
John Schafer	40	Director

Timothy Vance - Chief Executive Officer, Chief Operating Officer and Director

Timothy Vance, a founder of the Company, has served as one of our Directors since June 2003, as our Chief Operating Officer since January 2007 and also as our Chief Executive Officer since July 2008. Mr. Vance has been part of the Data Call management team since our inception. Prior to founding Data Call, Mr. Vance was employed at QVS Wireless Corporation.

Gary D. Woerz - Chief Financial Officer and Director

From March 2009 to January 2012, Gary Woerz provided financial consulting services to private and public companies. From September 2007 to January 2008, Mr. Woerz was CFO and COO of Larrea Biosciences, a public company. From July 2006 to July 2007, Mr. Woerz was the CFO of Virexx Medical Corp., a public company organized under the laws of the Province of Alberta, Canada. From April 2004 to May 2007, Mr. Woerz served as CFO of American International Industries, Inc., a public reporting company.

John Schafer - Director

Mr. Schafer has been a member of Data Call's Board of Directors since his appointment in May 2013. From March 2005 through the present, Mr. Schafer has served as Vice President of Operations of Waterfront Ventures LLC, a private company engaged in real estate development and operations, specializing in the hospitality and public service industry. Mr. Schafer's duties at Waterfront Ventures include strategic and financial planning and chief of operations. In addition, from 2004 through the present, Mr. Schafer has been President and principal of JLS Holdings LLC, a private company engaged in the business of marketing, business development, financial planning and promotion, primarily for the real estate and hospitality industry, among others.

Employment Agreements

Effective January 30, 2013, the Company entered into a five-year employment agreement with Tim Vance, to as Chief Executive Officer and Chief Operating Officer at a base compensation of $85,000 per year. The agreement also provided for the issuance of 7,500,000 restricted shares of the Company's common stock which vest at the rate of 1,500,000 shares per year and the grant of warrants to purchase 500,000 shares per annum at a price of $0.0015, commencing on February 1, 2013. On January 8, 2015, Board of Directors amended the employment agreement with Mr. Vance to provide for the issuance of an additional 6,000,000 restricted shares which vest at the rate of 2,000,000 shares per year.

Also effective on January 30, 2013, the Company entered into a five-year employment agreement with Gary D. Woerz to serve as Chief Financial Officer at a base compensation of $52,000 per year. The agreement also provided for the issuance of 7,500,000 restricted shares of the Company's common stock which vest at the rate of 1,500,000 shares per year, and the grant of warrants to purchase 400,000 shares per annum at a price of $0.0015, commencing on February 1, 2013. On January 8, 2015, Board of Directors amended the employment agreement with Mr. Woerz to provide for the issuance of an additional 6,000,000 restricted shares which vest at the rate of 2,000,000 shares per year.

ITEM 11. EXECUTIVE COMPENSATION. Table of Contents

The following table sets forth information concerning the total compensation during the fiscal years ending December 31, 2014, 2013 and 2012.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position (a)	Year	($)	($)	($)	($)	($)	($)

Timothy Vance, CEO, COO and Director (1)	2014	85,000	---	2,500	---	---	87,500
	2013	84,702	---	1,500	---	---	86,202
	2012	76,150	---	6,000	---	---	82,150
Garry D. Woerz, CFO (2)	2014	52,000	---	2,500	---	---	54,500
	2013	52,000	---	1,500	---	---	53,500

(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant.
(2) In January 2013, Gary D. Woerz was appointed CFO of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2014. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned (1)
Timothy E. Vance, CEO, COO and Director	8,170,000	6.49%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

Gary D. Woerz, CFO and Director	7,700,000	6.11%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

John Schafer, Director	1,000,000	0.79%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546
Director and Officer (3 people)	16,870,000	13.39%

(1) Applicable percentage ownership is based on 125,976,421 shares of common stock outstanding as of December 31, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE. Table of Contents

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. Table of Contents

Independent Public Accountants

Our auditor, M&K CPAS, PLLC. has served as the Company's independent registered public accountants for the fiscal years 2014 and 2013.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audits of the Registrant's annual financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Audit fees (1)	$24,000	$20,500
Audit-related fees (2)	---	---
Tax fees (3)	1,300	---
All other fees	---	---
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. Table of Contents

(a) The exhibits listed below are filed as part of this annual report.

3.1	Articles of Incorporation, attached to the Company's Form S-1 as filed with the SEC on February 21, 2006.
3.2	Certificate of Amendment to Articles of Incorporation, attached to the Company's Form S-1 as filed with the SEC on February 21, 2006.
3.3.1	Amended and Restated Articles of Incorporation, attached to the Company's Form S-1/A as filed with the SEC on June 29, 2006.
3.4	Amended Bylaws, attached to the Company's Form S-1 as filed with the SEC on February 21, 2006.
4.1	Certificate of Designation of Series B Preferred Stock dated August 30, 2013, filed herewith.
10.16	Employment Agreement between the Company and Timothy E. Vance, as amended, filed herewith.
10.17	Employment Agreement between the Company and Gary Woerz, as amended, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DATA CALL TECHNOLOGIES INC.
By: /s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: March 30, 2015

By: /s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: March 30, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: March 30, 2015