Form 10-Q
period 2015-03-31
Data Call Technologies
filed 2015-04-30
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On April 23, 2015, the Registrant had 132,976,421 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.
Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash	$64,874	$58,741
Accounts receivable	96,637	114,563
Prepaid expenses	11,370	2,580
Total current assets	172,881	175,884

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	125,424	124,902
Net property and equipment	3,149	3,671

Other assets	800	800
Total assets	$176,830	$180,355

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$33,529	$33,084
Accounts payable - related party	-	5,990
Accrued salary - related party	5,854	5,461
Accrued interest	21,366	21,241
Convertible short-term note payable to related party - default	48,341	50,100
Deferred revenue - current	6,084	6,084
Total current liabilities	115,174	121,960

Deferred revenue - net of current portion	2,535	4,057
Total liabilities	117,709	126,017

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at March 31, 2015 and December 31, 2014	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at March 31, 2015 and December 31, 2014	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
132,976,421 and 125,976,421 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	132,976	125,976
Additional paid-in capital	9,319,784	9,253,066
Accumulated deficit	(9,402,049)	(9,325,514)
Stock payable	7,600	-
Total stockholders' equity (deficit)	59,121	54,338
Total liabilities and stockholders' equity (deficit)	$176,830	$180,355

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Condensed Statements of Operations
Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2015	March 31, 2014

Revenues
Sales	$161,967	$166,775
Cost of sales	34,645	32,574
Gross margin	127,322	134,201

Selling, general and administrative expenses	201,971	143,779
Depreciation and amortization expense	522	843
Total operating expenses	202,493	144,622

Other (income) expense
Interest income	(2)	(4)
Interest expense	1,366	2,875
Total expenses	203,857	147,493

Net income (loss) before income taxes	(76,535)	(13,292)

Provision for income taxes	-	-
Net loss	$(76,535)	$(13,292)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic	132,820,865	125,976,421
Diluted	132,820,865	125,976,421

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Condensed Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(76,535)	$(13,292)
Adjustments to reconcile net income or (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	522	843
Shares issued for services	80,312	44,906
Options expense	1,006	2,813
Changes in operating assets and liabilities:
Accounts receivable	17,926	149,692
Prepaid expenses	(8,790)	-
Accounts payable	445	(17,804)
Accounts payable - related party	(5,990)	(1,082)
Accrued expenses	125	2,189
Accrued expenses - related party	393	(303)
Deferred revenues	(1,522)	(81,313)
Net cash provided by operating activities	7,892	86,649

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Principal payment on borrowing from related party	(1,759)	(9,000)
Net cash used in financing activities	(1,759)	(9,000)

Net increase (decrease) in cash	6,133	77,649
Cash at beginning of year	58,741	-
Cash at end of period	$64,874	$77,649

Non-Cash Investing and Financing Activities:
Conversion of short-term borrowing from shareholder to common stock	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$1,241	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
 Notes to Financial Statements
March 31, 2015
(Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited financial statements and related footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2014.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2015 and December 31, 2014.

Revenue Recognition

Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of March 31, 2015 and December 31, 2014 as we believe all of our receivables are fully collectable.

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

The following table presents the Company's Assets & Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	(Level 1)	(Level 2)	(Level 3)
March 31, 2015	$0	$0	$0
December 31, 2014	$0	$0	$0

Recent Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16 - Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17-Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(2) Related Party Transactions

During the quarter ended March 31, 2013, two related parties agreed to convert their accrued salaries and related interest to notes. As of March 31, 2015 and 2014, the total due to these two related parties for past accrued salaries is $0 and $2,750, respectively.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2015 was $43,831 (2014: $43,831).

During the first quarter of 2015, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with an amendment of his 5 year employment agreement and to Gary Woerz, the Company's designated CFO, in connection with the amendment of his 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $483 (2014:$0) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2015. Total stock option compensation expense is calculated at $3,039.

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the 2013 5 year employment agreement and to Gary Woerz, CFO, in connection with the execution of a 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $524 (2014: $457) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2015. Total stock option compensation expense is calculated at $2,877.

During the first quarter of 2013, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the 2013 5 year employment agreement and to Gary Woerz, CFO, in connection with the execution of a 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $0 (2014: $2,356) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2015. Total stock option compensation expense is calculated at $26,872.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at March 31, 2015 and December 31, 2014. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of March 31, 2015 and 2014 unaccrued and undeclared dividends were $1,200.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2015 was $43,831 (2014: $43,831).

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

The Company granted a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: six million restricted shares in the name of Timothy E. Vance and six million restricted shares in the name of Gary D. Woerz valued at the closing price on the date of grant of $0.0038 per share based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144. The shares vest over 18 months. The expense recognized during the quarter ended March 31, 2015 was $7,600 and was recorded as stock payable as the shares were not issued as of period end. The total value of the 12,000,000 shares granted is $45,600. Additionally, the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019.

During the first quarter of 2015, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the 2013 5 year employment agreement and to Gary Woerz, CFO, in connection with the execution of the 2013 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. During the period ended March 31, 2015, the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The change in value from the lower exercise price and extended expiration date was considered immaterial. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock based compensation is as follows:

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	1.84	$0.001	900,000

During the three months ended March 31, 2015, the Company recorded $483 in stock option compensation expense related to these options. As of March 31, 2015, the total compensation expense was $3,039.

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. During the period ended March 31, 2015, the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The change in value from the lower exercise price and extended expiration date was considered immaterial. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock based compensation is as follows:

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	1.84	$0.001	900,000

The Company recorded $524 (2014: $457) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2014. Total stock option compensation expense is calculated at $26,872.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2015	December 31, 2014
Equipment	3-5	$96,236	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		128,573	128,573
Less accumulated depreciation and amortization		125,424	124,902
Net property and equipment		$3,149	$3,671

(5) Shareholder Notes Payable

Repayments on shareholder notes payable during the quarter ended March 31, 2015 totaled $1,759 (2014: $9,000).

During the first quarter of 2013, the Company converted two related party accrued salary balances and related interest to notes payable at a 5% interest rate. The interest for the notes payable balances has been calculated annually and has been accrued for the first quarter of 2014.

(6) Subsequent Events and Contingencies

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

Recently, as the cost of platforms supporting content management infrastructure and displays have fallen significantly, digital signage has become more accessible to a wider range of potential users while the growing Kiosk market has cross-pollinated with Digital Signage. Companies in our industry have come to understand as we have understood almost since our inception in 2002, that the benefit that Data Call provides to our customers, in the form of ongoing content development (dynamic content) is expected to continue to provide our customers with desirable services. Content needs to stay fresh. Data Call has automated this process for their subscribers. As the cost of deployment has decreased, Data Call has continued to focus, as well as other providers have only begun focusing, on offering "attention-grabbing content" as a means of drawing target customers' attention to the core message of clients, thereby keeping their target customers engaged throughout Digital Signage and Kiosk presentations.

The Need for Speed-Active Content

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Our revenues for the three months ended March 31, 2015 were $161,967 compared to $166,775 for the three-month period ended March 31, 2014, representing a decrease of $4,808 or 2.9% during the same period in the prior year. The decrease in revenues was mainly due to seasonal fluctuations.

Costs of sales for the three months ended March 31, 2015 were $34,645 compared to $32,574 for the three-month period ended March 31, 2014, which represents an increase of $2,071 or 6.3%. Costs of sales did not decrease in direct proportion to a decrease in revenues because costs of sales are directly linked to the bandwidth required to provide the subscription services. Costs of sales increased substantially because of the new products.

Gross margins for the three months ended March 31, 2015 were $127,322 compared to $134,201 or 78.6% for the three-month period ended March 31, 2015 as compared to 80.5% for the three month period ending March 31, 2014.

Selling, General and Administrative expenses for the three months ended March 31, 2015 were $201,971 compared to $143,779 for the three-month period ended March 31, 2014, representing an increase of $58,192 from the same period in the prior year. The increase in SG&A expenses is mainly due to an increase in show expenses of $28,112 due to the fact that the company for the first time in many years participated in the 2015 DSE Exposition and expense incurred with the issuance of stock to consultants in the amount of $26,600. Net loss for the three months ended March 31, 2015 was $76,535 compared to a net loss of $13,292 for the three-month period ended March 31, 2014. The Company's net loss was significantly higher for the first quarter due to the show expense and the issuance of shares to consultants. The Company has calculated that net income from operations for the first quarter of 2015 would have been $4,783 if the non-cash items (expense for stock and options which totaled $81,318) items were added back to the current net loss.

Liquidity and Capital Resources

We had total current assets of $172,881 consisting of $64,874 of cash, $96,637 in accounts receivable and prepaid expenses of $11,370 as of March 31, 2015. As of March 31, 2015, we had total current liabilities of $115,174, which represented $33,529 in accounts payable, $5,854 in accrued salaries, $21,366 in accrued interest and related liabilities, current deferred revenues of $6,084 and $48,341 short-term notes payable.

We had a positive working capital of $57,707 and an accumulated deficit of $9,402,049 on March 31, 2015.

We were provided $7,892 in our operating activities during the three-month period ended March 31, 2015, which was mainly due to a net loss of $76,535, a decrease in deferred revenues of $1,522 and increase in accounts payable of $445 offset by a decrease in accounts receivables of $17,926, non-cash compensation related to stock expense valued at $80,312, and non-cash expenses related to options and warrants of $1,006. We had no investing activities during the three-month period ended March 31, 2015. We used $1,759 in financing activities during the three months ended March 31, 2015 for the repayment of related party notes payable.

Due to our strong financial position we do not see a need to raise additional funds. We will continue to generate sufficient revenues and generate new revenues to support our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and has begun implementation during the second quarter of 2015.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Date: April 30, 2015

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: April 30, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: April 30, 2015

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)
Date: April 30, 2015

By: /s/ John Schafer
John Schafer
Director
Date: April 30, 2015