Form 10-Q
period 2015-09-30
Data Call Technologies
filed 2015-11-06
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On November 6, 2015, the Registrant had 144,976,421 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.
Condensed Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash	$90,473	$58,741
Accounts receivable	73,127	114,563
Prepaid expenses	11,370	2,580
Total current assets	174,970	175,884

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	126,158	124,902
Net property and equipment	2,415	3,671

Other assets	800	800
Total assets	$178,185	$180,355

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$34,717	$33,084
Accounts payable - related party	460	5,990
Accrued salary - related party	-	5,461
Accrued interest	21,616	21,241
Convertible short-term note payable to related party - currently in default	10,000	50,100
Note payable to related party	34,823	-
Deferred revenue - current	5,578	6,084
Total current liabilities	107,194	121,960

Deferred revenue - net of current portion	-	4,057
Total liabilities	107,194	126,017

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
144,976,421 and 125,976,421 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively	144,976	125,976
Additional paid-in capital	9,425,870	9,253,066
Accumulated deficit	(9,500,665)	(9,325,514)
Total stockholders' equity (deficit)	70,991	54,338
Total liabilities and stockholders' equity (deficit)	$178,185	$180,355

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations
Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues
Sales	$153,697	$166,076	$458,245	$497,564
Cost of sales	39,244	35,346	109,382	94,841
Gross margin	114,453	130,730	348,863	402,723

Selling, general and administrative expenses	160,711	211,997	518,666	499,740
Depreciation and amortization expense	212	-	1,256	1,511
Total operating expenses	160,923	211,997	519,922	501,251

Other (income) expense
Interest income	(2)	(1)	(6)	(9)
Interest expense	1,366	2,875	4,098	8,625
Total expenses	162,287	214,871	524,014	509,867

Net income (loss) before income taxes	(47,834)	(84,141)	(175,151)	(107,144)

Provision for income taxes	-	-	-	-
Net income (loss)	$(47,834)	$(84,141)	$(175,151)	$(107,144)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	144,976,421	125,976,421	140,925,139	125,976,421
Diluted	144,976,421	125,976,421	140,925,139	125,976,421

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(175,151)	$(107,144)
Adjustments to reconcile net income or (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,256	1,511
Shares issued for services	189,273	138,154
Preferred shares issued for services	-	76,000
Option expense	2,531	4,252
Changes in operating assets and liabilities:
Accounts receivable	41,436	102,993
Prepaid expenses	(8,790)	-
Accounts payable	1,633	(32,249)
Accounts payable - related party	(5,530)	5,822
Accrued expenses - related party	(5,461)	(11,000)
Accrued expenses	375	4,125
Deferred revenues	(4,563)	(137,550)
Net cash provided by operating activities	37,009	44,914

Cash flows from financing activities:
Principal payment on borrowing from related party	(5,277)	(11,750)
Net cash used in financing activities	(5,277)	(11,750)

Net increase (decrease) in cash	31,732	33,164
Cash at beginning of year	58,741	-
Cash at end of period	$90,473	$33,164

Supplemental Cash Flow Information:
Cash paid for interest	$2,482	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
September 30, 2015

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended September 30, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2015 or December 31, 2014.

Revenue Recognition

The Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of September 30, 2015 and December 31, 2014 as we believe all of our receivables are fully collectable.

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

The following table presents the Company's Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	(Level 1)	(Level 2)	(Level 3)
September 30, 2015	$0	$0	$0
December 31, 2014	$0	$0	$0

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

(2) Related Party Transactions

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the third quarter of 2015 was $44,805 (2014: $44,318) and $132,954 for the Nine Months ended September 30, 2015 (2014: $132,467).

During the first quarter of 2015, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The expense recognized in the third quarter of 2015 was $766 (2014: $Nil) and $2,007 for the Nine Months ended September 30, 2015 (2014: $Nil). Total stock option compensation expense is calculated at $3,039.

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the 2013 5 year employment agreement and to Gary Woerz, CFO, in connection with the execution of a 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The expense recognized in the third quarter of 2015 was $Nil (2014: $457) and $524 for the Nine Months ended September 30, 2015 (2014: $1,896). Total stock option compensation expense is calculated at $2,877.

During the first quarter of 2013, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the 2013 5 year employment agreement and to Gary Woerz, CFO, in connection with the execution of a 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The expense recognized in the third quarter of 2015 was $Nil (2014: $Nil) and $Nil for the Nine Months ended September 30, 2015 (2014: $2,356). Total stock option compensation expense is calculated at $26,872.

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

The Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: six million restricted shares in the name of Timothy E. Vance and six million restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144 , and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $7,600 for the quarter ending September 30, 2015 and $22,800 for the Nine Months ended September 30, 2015. The total value of the 12,000,000 shares granted is $45,600.

On July 30, 2015, the Company entered into an amendment agreement for a previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. As of September 30, 2015, the balance of the note payable was $34,823.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at September 30, 2015 and December 31, 2014. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $0.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of September 30, 2015 or December 31, 2014. Unaccrued and undeclared dividends were $3,600 and $4,800 as of September 30, 2015 and December 31, 2014, respectively.

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

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the third quarter of 2015 was $44,805 (2014: $44,318) and $ 132,954 for the Nine Months ended September 30, 2015 (2014: $132,467).

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

The Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: six million restricted shares in the name of Timothy E. Vance and six million restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144 , and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $7,600 for the quarter ending September 30, 2015 and $22,800 for the Nine Months ended September 30, 2015. The total value of the 12,000,000 shares granted is $45,600.

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

The Company recorded $766 (2014: $Nil) in stock option compensation expense, in relation to these options, during the quarter ended September 30, 2015. The Company recorded $2,007 (2014: $Nil) in stock option compensation expense, in relation to these options, during the Nine Months ended September 30, 2015. Total stock option compensation expense is calculated at $3,039.

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

The Company recorded $Nil (2014: $457) in stock option compensation expense, in relation to these options, during the quarter ended September 30, 2015. The Company recorded $524 (2014: $1,896) in stock option compensation expense, in relation to these options, during the Nine Months ended September 30, 2015. Total stock option compensation expense is calculated at $2,877.

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 144,976,421 are issued and outstanding at September 30, 2015 and 125,976,421 as of December 31, 2014, respectively.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2015	December 31, 2014
Equipment	3-5	$96,236	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		128,573	128,573
Less accumulated depreciation and amortization		126,158	124,902
Net property and equipment		$2,415	$3,671

(5) Shareholder Notes Payable and Convertible Notes Payable

Repayments on shareholder notes payable during the quarter ended September 30, 2015 totaled $1,760 (2014: $Nil). Repayments on shareholder notes payable during the Nine Months ended September 30, 2015 totaled $5,277 (2014: $11,750).

During the first quarter of 2014, the Company converted two related party accrued salary balances and related interest to notes payable at a 5% interest rate. The interest for the notes payable balances has been calculated annually and has been accrued for the first quarter of 2015. As of September 30, 2015, the total due to these related parties for accrued salaries was $Nil (December 31, 2014: $Nil) and included in short-term note payable to shareholder. For the Nine Months ended September 30, 2015, $Nil of the balance converted was repaid (2014: $11,750).

On July 30, 2015, the Company entered into an amendment agreement for a previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. As of September 30, 2015, the balance of the note payable was $34,823.

As of September 30, 2015, convertible notes payable to related party had a balance of $10,000. The note is past due and considered in default.

Interest expense of $4,098 was recorded on the above notes payable and convertible notes payable for the nine months ended September 30, 2015.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Our revenues for the three months ended September 30, 2015 were $153,697, compared to $166,076 for the three-month period ended September 30, 2014, representing an decrease of $12,379 or approximately 7.5%. The decrease in revenues was mainly due to the reduction of standard renewals.

Costs of sales for the three months ended September 30, 2015 were $39,244 compared to $35,346 for the three-month period ended September 30, 2014, representing an increase of $3,898 due to costs related to the licensing and royalty expense required to provide enhanced subscription services.

Gross margins for the three months ended September 30, 2015 were 74.5%, compared to 78.5%, for the three-month period ended September 30, 2014.

Selling, General and Administrative expenses for the three months ended September 30, 2015 were $160,711 compared to $211,997 for the three-month period ended September 30, 2014, representing a decrease of $51,286 from the same period in the prior year. The decrease in SG&A expenses is mainly due to an decrease in advertising and non-cash compensation to management. Net loss for the three months ended September 30, 2015 was $47,834 compared to a net loss of $84,141 for the three-month period ended September 30, 2014. The Company's net loss was significantly lower for the third quarter due to a decrease in advertising and expenses. The Company has calculated that net income from operations for the third quarter of 2015 would have been $7,669 if the non-cash items (expense for stock and options which totaled $55,503) items were added back to the current net loss.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Our revenues for the Nine Months ended September 30, 2015 were $458,245, compared to $497,564 for the nine-month period ended September 30, 2014, representing a decrease of $39,319. The decrease in revenues was mainly due to the reduction of standard renewals.

Costs of sales for the Nine Months ended September 30, 2015 were $109,382, compared to $94,841 for the same period of the prior year. This increase was due the costs related to the licensing and royalty expense required to provide the subscription services and the additional cost associated with the increase in revenue.

Gross margins for the Nine Months ended September 30, 2015 were 76.1%, compared to 80.9%, for the same six-month period of the prior year.

Selling, General and Administrative expenses for the Nine Months ended September 30, 2015 were $518,666 compared to $499,740 for the nine-month period ended September 30, 2014, representing an increase of $18,926 from the same period in the prior year. The increase in SG&A expenses is mainly due to an increase in show expenses of $28,112 due to the fact that the company for the first time in many years participated in the 2015 DSE Exposition and expense incurred with the issuance of stock to consultants in the amount of $189,273. Net loss for the Nine Months ended September 30, 2015 was $175,151 compared to a net loss of $107,144 for the nine-month period ended September 30, 2014. The Company's net loss was significantly higher for the first half of 2015 due to the show expense and the issuance of shares to consultants. The Company has calculated that net income from operations for the Nine Months ended September 30, 2015 would have been $ 16,653 if the non-cash items (expense for stock and options which totaled $191,804) items were added back to the current net loss.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $174,970, consisting of $90,473 in cash, $73,127 in accounts receivable and $11,370 in prepaid expenses. The company had total current liabilities of $107,194 consisting or $35,177 in accounts payable, $21,616 in accrued interest, $5,578 in deferred revenues and $44,823 in short-term notes.

At September 30, 2015, we had a positive working capital of $67,776 and an accumulated deficit of $9,500,665.

We had net cash provided by operating activities of $37,009 during the nine-month period ended September 30, 2015, which was mainly due to a net loss of $175,151, common and preferred stock expense of $189,273, a decrease in accounts receivable of $41,436, an increase in prepaid expenses of $8,790 offset by a decrease in accounts payable of $3,897, a decrease in accrued expenses of $5,086, and a decrease in deferred revenue of $4,563.

We had no investing activities during the nine-month period ended September 30, 2015. We used $5,277 in our financing activities during the Nine Months ended September 30, 2015 for the repayment of a shareholder notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and has begun implementation during the fourth quarter of 2014.

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
Date: November 6, 2015

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 6, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: November 6, 2015

By: /s/ John Schafer
Director
Date: November 6, 2015