Form 10-K
period 2015-12-31
Data Call Technologies
filed 2016-02-26
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2015, the aggregate market value of the 109,106,421 shares of common stock held by non-affiliates was approximately $327,319 based on the closing price on June 30, 2015. On December 31, 2015, the Registrant had 144,976,421 shares of common stock outstanding.

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

The current types of data and information, for which a client is able to subscribe to through the Direct Lynk System include:

•	Headline News top world and national news headlines;
•	Business News top business headlines;
•	Financial Highlights world-based financial indicators;
•	Entertainment News top entertainment headlines;
•	Health/Science News top science/health headlines;
•	Quirky News Bits latest off-beat news headlines;
•	Sports Headlines top sports headlines;
•	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;
•	National Football League latest game schedule, and in-game updates;
•	National Basketball Association - latest game schedule, and in-game updates;
•	Major League Baseball - latest game schedule, and in-game updates;
•	National Hockey League - latest game schedule, and in-game updates;
•	NCAA Football - latest game schedule, and in-game updates;
•	NCAA Men's Basketball - latest game schedule, and in-game updates;
•	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament;
•	NASCAR top 10 race positions updated every 20 laps throughout the race;
•	Major league soccer;
•	Traffic Mapping;
•	Animated Doppler Radar and Forest Maps;
•	Listings of the day's horoscopes;
•	Listings of the birthdays of famous persons born on each day;
•	Trivia;
•	Listings of historical events which occurred on each day in history; and
•	Localized Traffic and Weather Forecasts.

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

In the end of 2015, we made available to our clients an online video creation tool. This tool is simple to use no matter what the level of computer skills a user may have. This online product requires no special artistic training. It is also ideal for re-purposing content originally created by a creative agency: customizing such content for local marketing, franchisee or dealer ID, web, digital signage, or agile marketing. It can create thousands of customized versions of a master piece of creative automatically. It has full brand compliance features built-in and satisfies professional artist specs. The system provides the client with the tools needed to create HD videos and video advertising in minutes. There are two available online options "Do It Myself" for extreme flexibility and control as the client creates HD videos and advertising from online templates, or a "Do It For Me" automated solution that lets the system do the work for the client. The client just needs to provide their business name and zip code. All of our products and services can be viewed on our website: datacalltech.com.

Dependence On A Few Major Customers

At December 31, 2015, we had over 1,000 customer/subscribers for our Direct Lynk System, which customers are relatively small, paying cumulatively an average monthly fee to Data Call of $10,000. We also have several larger new potential partner/clients that are testing our Digital Link Media products, and we expect that some or all of them may be expected to become significant clients in the near future. During the years ended December 31, 2015 and December 31, 2014, we were dependent upon three major customers, who accounted for approximately 84% of our revenues.

Notwithstanding the forgoing, based upon recent communications with several potential clients who are volume users and/or wholesale distributors of digital signage content and content management systems, we believe that during 2016, several new clients will contribute significant revenue which should materially reduce our reliance on our three major customers to less than 50%. As a result, we believe that that we should become far less reliant on a few business clients for our source of revenue. However, there can be no assurance that our belief will prove to be justified or, if justified, that such trend will continue for any future period, if at all.

Employees

At December 31, 2015, we had 3 full-time employees, including our two executive officers. Depending upon our level of our growth, if any, we expect that we may or will be required to hire additional personnel in the areas of sales and marketing, software design, research and development and otherwise, during 2016 and continuing into 2017. However, we will be dependent upon revenue growth and profitability, of which there can be no assurance, to fund any increase in staff. None of our employees are covered by a selective bargaining agreement

Estimate Of The Amount Spent On Research And Development Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development to create our Direct Lynk Messenger Systems, including software and hardware development and testing costs. The amount spent on this research and development from inception through December 31, 2015 is approximately $2,000,000.

ITEM 1A. RISK FACTORS. Table of Contents

Investing in our common stock, while providing investors with an equity ownership interest, involves a high degree of risk, including the potential loss of all or a significant portion of their investment. Shareholders will be subject to risks inherent in our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss, the size and extent of which cannot be predicted. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K for our year-ended December 31, 2015.

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

We are dependent on the abilities of our sales and marketing activities to generate new clients for subscriptions to our Direct Lynk Systems and to broaden our customer base. While the number of paying subscribers for our Direct Lynk System increased during December 31, 2015 compared to December 31, 2014, there can be no assurance that our sales and marketing efforts will be able to market acceptance for our Direct Lynk System and increase our customer base to a level that will permit continued profitable operations. If our sales and marketing cannot continue to achieve market acceptance for our Direct Lynk Systems, and increase our customer base to a level that will permit profitable operations. If our sales and marketing efforts are unable to continue to generate new customers, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

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
- Economic conditions combined with the weakness in the credit markets could continue to lead to increased price competition for our products, and higher overhead costs as a percentage of revenue.

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

Our website and systems are hosted by a third party. We are dependent on our systems' ability to distribute information over the Internet to customers. If our systems fail, it would harm our reputation, resulting in a loss of current and potential future customers and could cause us to breach existing agreements. Our success depends, in part, on the performance, reliability and availability of our services, which in turn are dependent on our third-party provider. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We would face significant damage as a result of these events. As a result, we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems, which would have a negative impact on our business and financial conditions.

Our Direct Lynk Systems use sophisticated software which could be found to contain bugs or could be compromised by viruses. While we have not experienced any material bugs and viruses to date, if such event could occur, it could be costly for us to identify and repair, and until such bugs or viruses, if any, are fixed, they could cause interruptions in our service, which could cause our reputation to decline and/or cause us to lose clients.

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

If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements, and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, if our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and if it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our annual report with the SEC, which could also adversely affect the trading price of our common stock and our ability to secure any necessary additional financing.

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

The market prices of our common stock may change significantly in response to various factors and events beyond our control, including the following:

• the other risk factors described in this Form 10-K;
• changing demand for our products and services and ability to develop and generate sufficient revenues;
• any delay in our ability to generate operating revenue or net income;
• general conditions in markets we operate in;
• issuance of a significant number of shares, whether for compensation under employee stock options, conversion of debt, potential acquisitions, additional financing or otherwise.

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

Shares eligible for future sale.

As of December 31, 2015, the Registrant had 144,976,421, shares of common stock issued and outstanding of which 32,361,450 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a six month holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine.

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2015, we have 144,976,421 shares of common stock issued and outstanding and 800,000 shares of preferred A stock issued and outstanding and 1,000,000 shares of preferred B stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval; to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS. Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTY. Table of Contents

On January 9, 2013, the Company entered into a one-year lease agreement with Bridwell Property Group Inc., our landlord, for office space of 700 square feet located at 700 S Friendswood Drive, Suite E., Friendswood, TX 77546. The property changed ownership on February 1, 2014 and the Company and the new owner, Berkenmeier Properties, LLC mutually agreed to extend the lease for additional years at the same monthly rent of $900. We believe that these facilities are sufficient for our present level of operations including the growth we anticipate during the next twelve months. In the event that we need additional space, we believe that it will be available in the same property at comparable rates.

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

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.00	$0.00	$0.00	$0.00	$0.70	$0.01
Second Quarter ended June 30	$0.00	$0.00	$0.01	$0.00	$0.70	$0.01
Third Quarter ended September 30	$0.00	$0.00	$0.00	$0.00	$0.34	$0.00
Fourth Quarter ended December 31	$0.00	$0.00	$0.01	$0.00	$0.12	$0.00

As of December 31, 2015, our shares of common stock were held by approximately 281 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA. Table of Contents

N.A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION. Table of Contents

Results of Operations during the year ended December 31, 2015 as compared to the year ended December 31, 2014

We had $605,105 of sales revenue for the year ended December 31, 2015, compared to sales revenue of $671,814 for the year ended December 31, 2014, a decrease in sales revenue of $66,709 or approximately a 9.9% decrease from the prior year. We generate revenues through subscription fees received in connection with our Direct Lynk System.

We had total costs of sales for the year ended December 31, 2015 of $151,000 compared to total costs of sales of $132,258 for the year ended December 31, 2014, which resulted in a gross margin of $454,105 for the year ended December 31, 2015, compared to a gross margin of $539,556 for the year ended December 31, 2014, a decrease in gross margin of $85,451 from the prior year, our decrease in gross margin was due to our increase in costs.

Cost of sales as a percentage of sales was 25.0% for the year ended December 31, 2015, compared to 19.7% for the year ended December 31, 2014. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease as we expect to take advantage of applicable economies of scale. Our operating expenses increased to $680,331 for the year ended December 31, 2015, compared to total expenses of $645,853 for the year ended December 31, 2014, an increase in expenses of $34,478 from the prior period. The increase in expenses for the year of 2015 was due to the company's ongoing efforts to expand its business opportunities. The company had non-cash expense of $243,023, which was for common stock for its officers, directors and consultants of $239,727, options expense of $3,296. We had a net loss of $231,681 for the year ended December 31, 2015, compared to a net loss of $111,027 for the year ended December 31, 2014. The adjusted net profit from operations for 2015 was $11,342 as compared to 2014 which was $154,460. Net Profit from operations is calculated by subtracting the non-cash items of $243,023 from our loss of $231,681. While there can be no assurance regarding our operating results in 2015, we believe that we will experience a significant reduction in non-cash expense as well as increased operating revenues which should result in profitable operations.

Liquidity and Capital Resources

We had current assets of $154,026 as of December 31, 2015, which consisted of, $85,810 in cash, accounts receivable of $56,846 and $11,370 in prepaid expense.

We had total assets of $157,035 as of December 31, 2015, compared to $180,355 as of December 31, 2014 or a decrease of $23,320, which consisted of current assets of $154,026, total property and equipment (net of accumulated depreciation) of $2,209, which included high end flat screen televisions, computers and software equipment responsible for running our Direct Lynk System which is stored in our Friendswood office; and other assets of $800, which included our deposit on our Friendswood office space.

We had total liabilities of $91,355 as of December 31, 2015, compared to $126,017 as of December 31, 2014, a decrease of $34,662, primarily consisting of accounts payable of $22,451 accrued expenses of $21,783, short-term notes of $43,064 and deferred revenue of $4,057. We had positive working capital of $62,671 and an accumulated deficit of $9,557,195 as of December 31, 2015.

Operating activities provided $34,105 of cash for the year ended December 31, 2015, which was mainly due to a net loss of $231,681, common stock and options expense of $243,023, decrease in accounts receivables of $57,717, increase in prepaid expenses of $8,790, decrease in accounts payable of $14,400, and change in deferred revenue of $6,084.

We had financing activities of $7,036 primarily for the pay down of borrowings from related party during 2015 as compared to 2014 we had financing activity of $12,750 for the pay down of borrowings from related party.

We had no investing activities for the years ended December 31, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2015 and 2014, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2015 and 2014, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Data Call Technologies, Inc.
Friendswood, Texas

We have audited the accompanying balance sheets of Data Call Technologies, Inc. as of December 31, 2015 and 2014 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Call Technologies, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
February 26, 2016

Data Call Technologies, Inc.
Balance Sheets
December 31, 2015 and 2014

	2015	2014
Assets
Current assets:
Cash	$85,810	$58,741
Accounts receivable	56,846	114,563
Prepaid expenses	11,370	2,580
Total current assets	154,026	175,884

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	126,364	124,902
Net property and equipment	2,209	3,671

Other assets	800	800
Total assets	$157,035	$180,355

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$18,684	$33,084
Accounts payable - related party	3,767	5,990
Accrued salaries - related party	42	5,461
Accrued interest	21,741	21,241
Convertible short-term note payable to related party - default	10,000	50,100
Deferred revenue - current	4,057	6,084
Short-term note payable to related party	33,064	-
Total current liabilities	91,355	121,960

Deferred revenue - net of current portion	-	4,057
Total liabilities	91,355	126,017

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2015 and 2014	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at December 31, 2015 and 2014	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
144,976,421 and 125,976,421 shares issued and outstanding
at December 31, 2015 and 2014, respectively.	144,976	125,976
Additional paid-in capital	9,477,089	9,253,066
Accumulated deficit	(9,557,195)	(9,325,514)
Total stockholders' equity (deficit)	65,680	54,338
Total liabilities and stockholders' equity (deficit)	$157,035	$180,355

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statements of Operations
Years ended December 31, 2015 and 2014

	2015	2014

Revenues:
Sales	$605,105	$671,814
Cost of sales	151,000	132,258
Gross margin	454,105	539,556

Selling, general and administrative expenses	678,869	643,756
Depreciation and amortization expense	1,462	2,097
Total operating expenses	680,331	645,853

Other (income) expenses:
Interest income	(9)	(11)
Interest expense	5,464	4,741
Total expenses	685,786	650,583

Net (loss) before income taxes	(231,681)	(111,027)

Provision for income taxes	-	-
Net (loss)	$(231,681)	$(111,027)

Net (loss) per common share - basic and diluted:
Net (loss) applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic and diluted	141,946,284	125,976,421

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statement of Stockholders' Equity (Deficit)
Years ended December 31, 2015 and 2014

							Additional		Stockholders'
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2013	800,000	$800	-	$-	125,976,421	$125,976	$8,987,589	$(9,214,487)	$(100,122)
Shares issued for services	-	-	-	-	-	-	184,778	-	184,778
Fair value of options granted	-	-	-	-	-	-	4,709	-	4,709
Preferred shares issued for services	-	-	10,000	10	-	-	75,990	-	76,000
Net loss	-	-	-	-	-	-	-	(111,027)	(111,027)
Balance year ended December 31, 2014	800,000	$800	10,000	$10	125,976,421	$125,976	$9,253,066	$(9,325,514)	$54,338
Shares issued for services	-	-	-	-	19,000,000	19,000	220,727	-	239,727
Fair value of options granted	-	-	-	-	-	-	3,296	-	3,296
Net loss	-	-	-	-	-	-	-	(231,681)	(231,681)
Balance year ended December 31, 2015	800,000	$800	10,000	$10	144,976,421	$144,976	$9,477,089	$(9,557,195)	$65,680

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statements of Cash Flows
Years ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net (loss)	$(231,681)	$(111,027)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Shares issued for services	239,727	260,778
Options expense	3,296	4,709
Depreciation and amortization of property and equipment	1,462	2,097
(Increase) decrease in operating assets:
Accounts receivable	57,717	88,808
Prepaid expenses	(8,790)	(3,580)
Accounts payable	(14,400)	(19,533)
Accounts payable - related party	(2,223)	4,908
Accrued expenses	500	(259)
Accrued expenses - related party	(5,419)	(17,339)
Deferred revenues	(6,084)	(139,071)
Net cash provided by operating activities	34,105	71,491

Cash flows from investing activities
Capital expenditure for equipment	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Borrowing on debt	-	-
Principal payment on debt	(7,036)	(12,750)
Net cash (used in) financing activities	(7,036)	(12,750)

Net increase (decrease) in cash	27,069	58,741
Cash at beginning of year	58,741	-
Cash at end of year	$85,810	$58,741

Supplemental Cash Flow Information:
Cash paid for interest	$4,964	$5,000
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Notes to Financial Statements
December 31, 2015

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2015 or 2014.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of December 31, 2015 and 2014 as we believe all of our receivables are fully collectable.

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

Earnings (Loss) Per Share

The basic net income per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the years ended December 31, 2015 and 2014, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. In years with a net loss, potentially dilutive securities are not included because their effect is anti-dilutive.
	Years Ended December 31,
	2015	2014
Net (loss)	$(231,681)	$(111,027)

Net (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	141,946,284	125,976,421
Diluted	141,946,284	125,976,421

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

The following table presents the Company's assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2015 and 2014:
	(Level 1)	(Level 1)	(Level 3)
2015	$0	$0	$0
2014	$0	$0	$0

Recent Accounting Pronouncements

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company's consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

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

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2014. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

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

Note 2. Related Party Transactions.

During the third quarter of 2013, the Company issued unregistered shares as follows: (i) 1,000,000 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.0185 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in 2015 was $4,967. The expense recognized in 2014 was $7,992.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in 2015 was $177,760 and the expense in 2014 was $176,786. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $524 (2014: $4,709) in stock option compensation expense, in relation to these options. The Black-Scholes model calculations included stock price on date of measurement of $0.30, exercise price of $0.001, a term of 1.5 years, computed volatility of 348% and a discount rate of 0.27%. The January 2014 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2015, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $2,773 (2014: $Nil) in stock option compensation expense, in relation to these options. The Black-Scholes model calculations included stock price on date of measurement of $0.0036, exercise price of $0.001, a term of 1.5 years, computed volatility of 251% and a discount rate of 0.33%. The January 2014 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

The Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: six million restricted shares in the name of Timothy E. Vance and six million restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $30,400 for the year ending December 31, 2015 and $Nil for the year ending December 31, 2014. The total value of the 12,000,000 shares granted is $45,600.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance of the note as of December 31, 2015 and 2014 was $33,064 and $40,100, respectively. The interest for the note payable has been calculated annually and has been paid 2015 and 2014.

As of December 31, 2015 and 2014, convertible notes payable to related party had a balance of $10,000. The note is past due and considered in default. The interest for the note payable has been calculated annually and has been accrued 2015 and 2014.

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

As of December 31, 2015 and 2014, the total due to these two related parties for past accrued salaries is $42 and $5,461, respectively.

During the year ended December 31, 2015 and 2014, the company repaid a total of $7,036 and $12,750, respectively, to related parties on various note payables.

Note 3. Prepaid Expenses.

As of December 31, 2015, the Company had prepaid expenses of $11,370 for 2015 trade show expenses paid in 2015. As of December 31, 2014 the Company had $2,580 in prepaid expenses for a 2014 trade show.

Note 4. Property and Equipment.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:
		December 31
	Years	2015	2014
Equipment	3-5	$96,236	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		128,573	128,573
Less accumulated depreciation and amortization		(126,364)	(124,902)
Net property and equipment		$2,209	$3,671

Note 5. Income Taxes.
	December 31
	2015	2014
Tax expense/(benefit) computed at statutory rate for continuing operations	$4,554	$54,061
Tax effect (benefit) of operating loss carryforwards	(4,554)	(54,061)
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $3,068,686 as of December 31, 2015, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:
		December 31
		2015		2014
Deferred tax assets:	$		$
Net operating loss		1,074,040		1,078,594
Valuation allowance		(1,074,040)		(1,078,594)
Net deferred asset		$-		$-

At December 31, 2015, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 6. Capital Stock, Options and Warrants.

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 are outstanding as of December 31, 2015 and 2014. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $0.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends as of December 31, 2015 or 2014. Unaccrued and undeclared dividends were $4,800 as of December 31, 2015 and 2014, respectively.

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

During the first quarter of 2015 The Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: six million restricted shares in the name of Timothy E. Vance and six million restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon the closing price of the stock on the date of grant for services provided by the Executive officers in improving the Company's financial condition and operations. The shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $30,400 for the year ending December 31, 2015 (2014: $Nil). The total value of the 12,000,000 shares granted is $45,600.

During the first quarter of 2013 the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in 2015 was $177,760 and in 2014 the recognized expense was $176,786.

During the first quarter of 2013, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. During the period ended March 31, 2015 the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price from $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The change in value from the lower exercise price and extended expiration date was considered immaterial. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Black-Scholes model calculations included stock price on date of measurement of $0.30, exercise price of $0.001, a term of 1.5 years, computed volatility of 348% and a discount rate of 0.27%. Assumptions used to determine the fair value of the stock based compensation is as follows:
Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.58	$0.001	900,000

The Company recorded $Nil ($2,356 in 2014) in stock option compensation expense, in relation to these options, during the year ended December 31, 2015. Total stock option compensation expense is calculated at $26,872, to be recognized over the vesting period of one year.

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a the 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. During the period ended March 31, 2015 the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price from $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The change in value from the lower exercise price and extended expiration date was considered immaterial. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Black-Scholes model calculations included stock price on date of measurement of $0.003, exercise price of $0.001, a term of 1.5 years, computed volatility of 256% and a discount rate of 0.34%. Assumptions used to determine the fair value of the stock based compensation is as follows:

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.68	$0.001	900,000

The Company recorded $524 (2014: $2,353) in stock option compensation expense, in relation to these options, during the year ended December 31, 2015. Total stock option compensation expense is calculated at $2,877, to be recognized over the vesting period of one year.

During the first quarter of 2015, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a the 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. During the period ended March 31, 2015 the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price from $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The change in value from the lower exercise price and extended expiration date was considered immaterial. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Black-Scholes model calculations included stock price on date of measurement of $0.0036, exercise price of $0.001, a term of 1.5 years, computed volatility of 251% and a discount rate of 0.33%. Assumptions used to determine the fair value of the stock based compensation is as follows:

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.81	$0.001	900,000

The Company recorded $2,773 (2014: $Nil) in stock option compensation expense, in relation to these options, during the year ended December 31, 2015. Total stock option compensation expense is calculated at $3,039, to be recognized over the vesting period of one year.

During 2013, the Company issued unregistered shares as follows: (i) 1,000,000 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.0185 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in 2015 was $4,967. The expense recognized in 2014 was $7,992.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 144,976,421 shares were issued and outstanding as of December 31, 2015 (2014: 125,976,421).

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 7. Commitments and Contingencies.

The Company conducted its operations from a facility located in Friendswood Texas during FY 2015 and 2014. During January 2013 the Company moved facilities to Friendswood Texas under a 12 month operating lease expiring on January 30, 2015. The Friendswood lease was extended in February 2015 for a term of 24 months expiring on February 1, 2016.

The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2015:

Year	Amount
2016	$900
2017	$-
2018	$-
2019	$-
2020	$-

Rent expense in 2015 and 2014 under the terms of the Houston Texas lease was $10,800 and $10,700, respectively.

Note 8. Concentrations.

Concentration of Major Customers

As of December 31, 2015, the Company's trade accounts receivables from two customers represented approximately 97% of its accounts receivable. As of December 31, 2014 the Company's trade accounts receivables from two customers represented approximately 87% of its accounts receivable.

For the year ended December 31, 2015 the Company received approximately 79% of its revenue from two customers. The specific concentrations were Customer A, 52%, and Customer B, 27%. For the year ended December 31, 2014 the Company received approximately 84% of its revenue from three customers.

Concentration of Supplier Risk

The Company had 6 vendors that accounted for approximately 82% of purchases during the year ended December 31, 2015 related to operations. Specific concentrations were Vendor A 18.0%, Vendor B 16%, Vendor C 15%, Vendor D 12%, Vendor E 11%, and Vendor F 10%. For the year ended December 31, 2014 the Company had 6 vendors that accounted for approximately 84% of purchases.

Note 9. Shareholder Notes Payable.

During the first quarter of 2013, the Company converted two related party accrued salary balances and related interest to notes payable at a 5% interest rate. The interest for the note payable balances has been calculated annually and has been accrued for 2014. The notes were issued for a total debt of $93,250 in January of 2013 with the due date of April 1, 2014. As of December 31, 2014, the total due to these related parties for accrued salaries was $Nil. The $11,750 due as of December 31, 2013 and was paid during 2014.

Note 10. Convertible Shareholder Notes Payable.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a note payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been paid for 2015 and 2014. During 2013, the note payable agreement was amended to include a conversion feature to the Company's common stock at $0.0001 per share. Under ASC 470-50, the amendment adds a substantive conversion option which causes the amended note to be evaluated as a new debt issuance. As the conversion term is considered in the money a beneficial conversion feature was present with a debt discount calculated at $50,000. The debt discount was amortized to interest expense during 2013 due to the note being due at the time of the amendment. During 2013, the creditor sold a portion of his note for $8,900. At the request of the new creditors the Company issued 89,000,000 shares of common stock at $0.0001 in terms with the amended agreement. No gain or loss was recorded on the conversion of debt to equity during the period ending December 31, 2013 as it was converted within the terms of the agreement. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance due under this note was $33,064 as of December 31, 2015 and $40,100 as of December 31, 2014.

During the quarter ended September 30, 2011, the Company issued a short-term convertible note to a shareholder in the amount of $10,000. The convertible note is due in one year and bears interest of 12%. The interest for the convertible note has been calculated annually and has been accrued for 2015 and 2014. As of December 31, 2015, the convertible note contains a conversion feature at a 50% discount of the 10 day average closing price prior to notice. The note holder agreed that the conversion would not force the Company to issue more shares than allowed under the current capitalization which eliminates the existence of a derivative. The beneficial conversion feature included in the discounted share price of the conversion was found to be immaterial for the years ended December 31, 2015 and 2014. As the note is past its due date of June 2, 2012, the note is considered in default.

Note 11. Subsequent Events.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES. Table of Contents

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2015.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2015. Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION. Table of Contents

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE. Table of Contents

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Timothy Vance	49	Chief Executive Officer, Chief Operating Officer and Director
Gary D. Woerz	69	Chief Financial Officer and Director
John Schafer	41	Director

Timothy Vance - Chief Executive Officer, Chief Operating Officer and Director

Timothy Vance, a founder and an intricate element in the fabric of the Company, has served as one of our Directors since June 2003, as our Chief Operating Officer since January 2007 and as our Chief Executive Officer since July 2008. Mr. Vance has been part of the Data Call management team since the company's inception. Prior to founding Data Call, Mr. Vance was employed at QVS Wireless Corporation. Prior to QVS Wireless, Mr. Vance was employed for 17 years by World Ship Supply, a global maritime supply company. He was the General Manager of the Houston branch for several years before following his entrepreneurial vision.

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

Employment Agreements

Effective January 30, 2013, the Company entered into a five-year employment agreement with Tim Vance, to as Chief Executive Officer and Chief Operating Officer at a base compensation of $85,000 per year. The agreement also provided for the issuance of 7,500,000 restricted shares of the Company's common stock which vest at the rate of 1,500,000 shares per year and the grant of options to purchase 500,000 shares per annum at a price of $0.0015, commencing on February 1, 2013. On January 8, 2015, Board of Directors amended the employment agreement with Mr. Vance to provide for the issuance of an additional 6,000,000 restricted shares which vest at the rate of 2,000,000 shares per year. During the period ended March 31, 2015 the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price of the options from $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019.

Also effective on January 30, 2013, the Company entered into a five-year employment agreement with Gary D. Woerz to serve as Chief Financial Officer at a base compensation of $52,000 per year. The agreement also provided for the issuance of 7,500,000 restricted shares of the Company's common stock which vest at the rate of 1,500,000 shares per year, and the grant of warrants to purchase 400,000 shares per annum at a price of $0.0015, commencing on February 1, 2013. On January 8, 2015, Board of Directors amended the employment agreement with Mr. Woerz to provide for the issuance of an additional 6,000,000 restricted shares which vest at the rate of 2,000,000 shares per year. During the period ended March 31, 2015 the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price of the options from $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION. Table of Contents

The following table sets forth information concerning the total compensation during the fiscal years ending December 31, 2015, 2014 and 2013.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Timothy Vance, CEO, COO, Director (1)	2015	85,000	---	6,000	---	---	91,000
	2014	85,000	---	2,500	---	---	87,500
	2013	84,702	---	1,500	---	---	86,202
Garry D. Woerz, CFO, Director (2)	2015	52,000	---	4,000	---	---	56,000
	2014	52,000	---	2,500	---	---	54,500
	2013	52,000	---	1,500	---	---	53,500

(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant.
(2) In January 2013, Gary D. Woerz was appointed CFO of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2015. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned (1)
Timothy E. Vance, CEO, COO and Director	14,170,000	9.77%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

Gary D. Woerz, CFO and Director	13,700,000	9.45%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

John Schafer, Director	1,000,000	0.69%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546
Director and Officer (3 people)	28,870,000	19.91%

(1) Applicable percentage ownership is based on 144,976,421 shares of common stock outstanding as of December 31, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE. Table of Contents

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. Table of Contents

Independent Public Accountants

Our auditor, M&K CPAS, PLLC. has served as the Company's independent registered public accountants for the fiscal years 2015 and 2014.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audits of the Registrant's annual financial statements for the years ended December 31, 2015 and 2014, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Audit fees (1)	$24,000	$20,500
Audit-related fees (2)	---	---
Tax fees (3)	1,300	1,300
All other fees	---	---
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
Date: February 26, 2016

By: /s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: February 26, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy E. Vance
Timothy E. Vance
Chairman
Date: February 26, 2016

By: /s/ Gary D. Woerz
Gary D. Woerz
Director
Date: February 26, 2016