Form 10-Q
period 2016-03-31
Data Call Technologies
filed 2016-05-10
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 9, 2016, the Registrant had 144,976,421 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.
Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
Table of Contents
	March 31, 2016
	(Unaudited)	December 31, 2015
Assets
Current assets:
Cash	$69,640	$85,810
Accounts receivable	86,050	56,846
Prepaid expenses	-	11,370
Total current assets	155,690	154,026

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	126,535	126,364
Net property and equipment	2,038	2,209

Other assets	800	800
Total assets	$158,528	$157,035

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$40,177	$18,684
Accounts payable - related party	-	3,767
Accrued salaries - related party	1,840	42
Accrued interest	21,866	21,741
Convertible short-term note payable to related party - default	10,000	10,000
Deferred revenue - current	2,536	4,057
Short-term note payable to related party	31,305	33,064
Total current liabilities	107,724	91,355

Total liabilities	107,724	91,355

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at March 31, 2016 and December 31, 2015	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at March 31, 2016 and December 31, 2015	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
144,976,421 at March 31, 2016 and December 31, 2015	144,976	144,976
Additional paid-in capital	9,529,416	9,477,089
Accumulated deficit	(9,624,398)	(9,557,195)
Total stockholders' equity	50,804	65,680
Total liabilities and stockholders' equity	$158,528	$157,035

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Condensed Statements of Operations
Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2016	March 31, 2015

Revenues
Sales	$167,786	$161,967
Cost of sales	42,046	34,645
Gross margin	125,740	127,322

Selling, general and administrative expenses	192,563	201,971
Depreciation and amortization expense	171	522
Total operating expenses	192,734	202,493

Other (income) expense
Interest income	(1,157)	(2)
Interest expense	1,366	1,366
Total expenses	192,943	203,857

Net income (loss) before income taxes	(67,203)	(76,535)

Provision for income taxes	-	-
Net loss	$(67,203)	$(76,535)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic	144,976,421	132,820,865
Diluted	144,976,421	132,820,865

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Condensed Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(67,203)	$(76,535)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	171	522
Stock based compensation	51,918	80,312
Options expense	409	1,006
Changes in operating assets and liabilities:
Accounts receivable	(29,204)	17,926
Prepaid expenses	11,370	(8,790)
Accounts payable	21,493	445
Accounts payable - related party	(3,767)	(5,990)
Accrued expenses	125	125
Accrued expenses - related party	1,798	393
Deferred revenues	(1,521)	(1,522)
Net cash provided by (used in) operating activities	(14,411)	7,892

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Principal payment on borrowing from related party	(1,759)	(1,759)
Net cash used in financing activities	(1,759)	(1,759)

Net increase (decrease) in cash	(16,170)	6,133
Cash at beginning of year	85,810	58,741
Cash at end of period	$69,640	$64,874

Non-Cash Investing and Financing Activities:
Conversion of short-term borrowing from shareholder to common stock	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$1,241	$1,241
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
 Notes to Financial Statements
March 31, 2016
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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 are not indicative of the results that may be expected for the year ending December 31, 2016.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited financial statements and related footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

Revenue Recognition

Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of March 31, 2016 and December 31, 2015 as we believe all of our receivables are fully collectable.

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

The following table presents the Company's Assets & Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	(Level 1)	(Level 2)	(Level 3)
March 31, 2016	$0	$0	$0
December 31, 2015	$0	$0	$0

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

(2) Related Party Transactions

During the third quarter of 2013, the Company issued unregistered shares as follows: (i) 1,000,000 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.0185 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in the first quarter of 2016 was $Nil. The expense recognized in the first quarter of 2015 was $2,281.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2016 was $44,318 and the expense in the first quarter of 2015 was $43,831. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $Nil (March 31, 2015: $524) in stock option compensation expense, in relation to these options for the quarter ended March 31, 2016. The Black-Scholes model calculations included stock price on date of measurement of $0.30, exercise price of $0.001, a term of 1.5 years, computed volatility of 348% and a discount rate of 0.27%. The January 2014 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2015, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $266 (March 31, 2015: $483) in stock option compensation expense, in relation to these options for the quarter ended March 31, 2016. The Black-Scholes model calculations included stock price on date of measurement of $0.0036, exercise price of $0.001, a term of 1.5 years, computed volatility of 251% and a discount rate of 0.33%. The January 2015 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2016, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $143 (March 31, 2015: $Nil) in stock option compensation expense, in relation to these options for the quarter ended March 31, 2016. The Black-Scholes model calculations included stock price on date of measurement of $0.0014, exercise price of $0.001, a term of 3 years, computed volatility of 105% and a discount rate of 1.01%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

The Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: six million restricted shares in the name of Timothy E. Vance and six million restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $7,600 for the quarter ending March 31, 2016 and $7,600 for the quarter ending March 31, 2015. The total value of the 12,000,000 shares granted is $45,600.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance of the note as of March 31, 2016 and December 31, 2015 was $31,305 and $33,064, respectively. The interest for the note payable has been calculated annually and has been paid for the quarter ended March 31, 2016 and the year ended December 31, 2015.

As of March 31, 2016 and December 31, 2015, convertible notes payable to related party had a balance of $10,000. The note is past due and considered in default. The interest for the note payable has been calculated annually and has been accrued for the quarter ended March 31, 2016 and the year ended December 31, 2015.

As of March 31, 2016 and December 31, 2015, the total due to these two related parties for past accrued salaries is $1,840 and $42, respectively.

During the quarters ended March 31, 2016 and March 31, 2015, the company repaid a total of $1,759 and $1,759, respectively, to related parties on various note payables.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at March 31, 2016 and December 31, 2015. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of March 31, 2016 and 2015 unaccrued and undeclared dividends were $1,200.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2016 was $44,318 (2015: $43,831).

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

The Company granted a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: six million restricted shares in the name of Timothy E. Vance and six million restricted shares in the name of Gary D. Woerz valued at the closing price on the date of grant of $0.0038 per share based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144. The shares vest over 18 months. The expense recognized during the quarter ended March 31, 2016 was $7,600. The expense recognized during the quarter ended March 31, 2015 was $7,600 and was recorded as stock payable as the shares were not issued as of period end. The total value of the 12,000,000 shares granted is $45,600. Additionally, the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019.

During the first quarter of 2016, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the 2013 5 year employment agreement and to Gary Woerz, CFO, in connection with the execution of the 2013 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. During the period ended March 31, 2015, the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Black-Scholes model calculations included stock price on date of measurement of $0.0014, exercise price of $0.001, a term of 3 years, computed volatility of 105% and a discount rate of 1.01%. Assumptions used to determine the fair value of the stock based compensation is as follows:

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	2.88	$0.001	900,000

The Company recorded $143 (2015: $Nil) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2016. Total stock option compensation expense is calculated at $884.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	1.15	$0.001	900,000

The Company recorded $266 (2015: $483) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2016. Total stock option compensation expense is calculated at $3,039.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.95	$0.001	900,000

The Company recorded $Nil (2015: $524) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2016. Total stock option compensation expense is calculated at $2,877.

During 2013, the Company issued unregistered shares as follows: (i) 1,000,000 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.0185 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized during the first quarter of 2016 was $Nil. The expense recognized during the first quarter of 2015 was $2,281.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 144,976,421 shares were issued and outstanding as of March 31, 2016 and December 31, 2015.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2016	December 31, 2015
Equipment	3-5	$96,236	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		128,573	128,573
Less accumulated depreciation and amortization		(126,535)	(126,364)
Net property and equipment		$2,038	$2,209

(5) Shareholder Notes Payable

Repayments on shareholder notes payable during the quarter ended March 31, 2016 totaled $1,759 (2015: $1,759).

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

During the first quarter of fiscal 2014, we released our "Playlist-Ready" content products, enhancing our ability to further accommodate our current clients and appease new prospects. One product within the "Above the Fold" line has received a high level of acceptance at the industry trade shows, most recently at the Digital Signage Expo held in Las Vegas in March 2016. All of our products and services can be viewed on our website: datacalltech.com.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Our revenues for the three months ended March 31, 2016 were $167,786 compared to $161,967 for the three-month period ended March 31, 2015, representing an increase of $5,819 or 3.6% during the same period in the prior year. The increase in revenues was mainly due to additional sales and marketing efforts.

Costs of sales for the three months ended March 31, 2016 were $42,046 compared to $34,645 for the three-month period ended March 31, 2015, which represents an increase of $7,401 or 21.4%. Costs of sales did not increase in direct proportion to the increase in revenues because costs of sales are directly linked to the bandwidth required to provide the subscription services. Costs of sales increased substantially with the addition of new products.

Gross margins for the three months ended March 31, 2016 were $125,740 compared to $127,322 or 74.9% for the three-month period ended March 31, 2016 as compared to 78.6% for the three month period ending March 31, 2015.

Selling, General and Administrative expenses for the three months ended March 31, 2016 were $192,563 compared to $201,971 for the three-month period ended March 31, 2015, representing a decrease of $9,408 from the same period in the prior year. The decrease in SG&A expenses is mainly due to a decrease in in-one-time expenses.. Net loss for the three months ended March 31, 2016 was $67,203 compared to a net loss of $76,535 for the three-month period ended March 31, 2015. The Company's net loss was lower for the first quarter due to lower expenses.

Liquidity and Capital Resources

We had total current assets of $155,690 consisting of $69,640 of cash and $86,050 in accounts receivable as of March 31, 2016. As of March 31, 2016, we had total current liabilities of $107,724, which represented $40,177 in accounts payable, $1,840 in accrued salary, $21,866 in accrued interest and related liabilities, current deferred revenues of $2,536 and $41,305 short-term notes payable.

We had a positive working capital of $48,966 and an accumulated deficit of $9,624,398 on March 31, 2016.

We used $14,411 of cash for our operating activities during the three-month period ended March 31, 2016, which was mainly due to a net loss of $67,203, a decrease in deferred revenues of $1,521 and increase in accounts payable of $17,726 offset by an increase in accounts receivables of $29,204, non-cash compensation related to stock expense valued at $51,918, and non-cash expenses related to options and warrants of $409. We had no investing activities during the three-month period ended March 31, 2016. We used $1,759 in financing activities during the three months ended March 31, 2016 for the repayment of related party notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and has begun implementation during the second quarter of 2016.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Date: May 9, 2016

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 9, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 9, 2016

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)
Date: May 9, 2016

By: /s/ John Schafer
John Schafer
Director
Date: May 9, 2016