Form 10-Q
period 2016-06-30
Data Call Technologies
filed 2016-08-15
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On August 15, 2016, the Registrant had 144,976,421 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.
Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
Table of Contents
	June 30, 2016
	(Unaudited)	December 31, 2015
Assets
Current assets:
Cash	$72,292	$85,810
Accounts receivable	71,790	56,846
Prepaid expenses	8,000	11,370
Total current assets	152,082	154,026

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	126,706	126,364
Net property and equipment	1,867	2,209

Other assets	800	800
Total assets	$154,749	$157,035

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$20,566	$18,684
Accounts payable - related party	6,037	3,767
Accrued salaries - related party	1,800	42
Accrued interest	21,991	21,741
Convertible short-term note payable to related party - in default	10,000	10,000
Deferred revenue - current	1,015	4,057
Short-term note payable to related party - in default	29,546	33,064
Total current liabilities	90,955	91,355

Total liabilities	90,955	91,355

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at June 30, 2016 and December 31, 2015	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at June 30, 2016 and December 31, 2015	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
144,976,421 at June 30, 2016 and December 31, 2015	144,976	144,976
Additional paid-in capital	9,581,555	9,477,089
Accumulated deficit	(9,663,547)	(9,557,195)
Total stockholders' equity	63,794	65,680
Total liabilities and stockholders' equity	$154,749	$157,035

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations
Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues
Sales	$159,410	$142,581	$327,196	$304,548
Cost of sales	35,406	35,493	77,452	70,138
Gross margin	124,004	107,088	249,744	234,410

Selling, general and administrative expenses	161,618	155,984	354,181	357,955
Depreciation and amortization expense	171	522	342	1,044
Total operating expenses	161,789	156,506	354,523	358,999

Other (income) expense
Interest income	(2)	(2)	(1,159)	(4)
Interest expense	1,366	1,366	2,732	2,732
Total expenses	163,153	157,870	356,096	361,727

Net loss before income taxes	(39,149)	(50,682)	(106,352)	(127,317)

Provision for income taxes	-	-	-	-
Net loss	$(39,149)	$(50,682)	$(106,352)	$(127,317)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	144,976,421	144,844,553	144,976,421	138,865,924
Diluted	144,976,421	144,844,553	144,976,421	138,865,924

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Condensed Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(106,352)	$(127,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	342	1,044
Stock-based compensation	103,836	134,536
Options expense	629	1,765
Changes in operating assets and liabilities:
Accounts receivable	(14,944)	38,236
Prepaid expenses	3,370	(8,790)
Accounts payable	1,883	(6,279)
Accounts payable - related party	2,270	(5,530)
Accrued expenses	250	250
Accrued expenses - related party	1,758	(5,461)
Deferred revenues	(3,042)	(3,042)
Net cash provided by (used in) operating activities	(10,000)	19,412

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Principal payment on borrowing from related party	(3,518)	(3,519)
Net cash used in financing activities	(3,518)	(3,519)

Net increase (decrease) in cash	(13,518)	15,893
Cash at beginning of year	85,810	58,741
Cash at end of period	$72,292	$74,634

Supplemental Cash Flow Information:
Cash paid for interest	$2,482	$2,482
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
 Notes to Financial Statements
June 30, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2016 are not indicative of the results that may be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2016 or December 31, 2015.

Revenue Recognition

The Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of June 30, 2016 and December 31, 2015 as we believe all of our receivables are fully collectable.

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

The following table presents the Company's Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2016 and December 31, 2015:
	(Level 1)	(Level 2)	(Level 3)
June 30, 2016	$0	$0	$0
December 31, 2015	$0	$0	$0

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

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(2) Related Party Transactions

During the third quarter of 2013, the Company issued unregistered shares as follows: (i) 1,000,000 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.0185 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in the six months ended June 30, 2016 was $Nil. The expense recognized in the six months ended June 30, 2015 was $4,587.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the second quarter of 2016 was $44,318 (2015: $44,318) and $88,636 for the six months ended June 30, 2016 (2015: $88,149). The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $Nil (June 30, 2015: $524) in stock option compensation expense, in relation to these options for the six month period ended June 30, 2016. The Black-Scholes model calculations included stock price on date of measurement of $0.30, exercise price of $0.001, a term of 1.5 years, computed volatility of 348% and a discount rate of 0.27%. The January 2014 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2015, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $266 (June 30, 2015: $1,241) in stock option compensation expense, in relation to these options for the six month period ended June 30, 2016. The Black-Scholes model calculations included stock price on date of measurement of $0.0036, exercise price of $0.001, a term of 1.5 years, computed volatility of 251% and a discount rate of 0.33%. The January 2015 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2016, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $363 (June 30, 2015: $Nil) in stock option compensation expense, in relation to these options for the six month period ended June 30, 2016. The Black-Scholes model calculations included stock price on date of measurement of $0.0014, exercise price of $0.001, a term of 3 years, computed volatility of 105% and a discount rate of 1.01%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

The Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: six million restricted shares in the name of Timothy E. Vance and six million restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $7,600 for the quarter ending June 30, 2016 and $7,600 for the quarter ending June 30, 2015. The company expensed $15,200 for the six month period ended June 30, 2016 and $15,200 for the six month period ended June 30, 2015. The total value of the 12,000,000 shares granted is $45,600.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance of the note as of June 30, 2016 and December 31, 2015 was $29,546 and $33,064, respectively. The interest for the note payable has been calculated annually and has been paid for the quarter ended June 30, 2016 and the year ended December 31, 2015.

As of June 30, 2016 and December 31, 2015, convertible notes payable to related party had a balance of $10,000. The note is past due and considered in default. The interest for the note payable has been calculated annually and has been accrued for the quarter ended June 30, 2016 and the year ended December 31, 2015.

As of June 30, 2016 and December 31, 2015, the total due to management for past accrued salaries is $1,800 and $42, respectively.

As of June 30, 2016 and December 31, 2015, the total due to management included in accounts payable is $6,037 and $3,767, respectively.

During the six month periods ended June 30, 2016 and June 30, 2015, the company repaid a total of $3,518 and $3,519, respectively, to related parties on various note payables.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at June 30, 2016 and December 31, 2015. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $0.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of June 30, 2016 or December 31, 2015. Unaccrued and undeclared dividends were $2,400 and $4,800 as of June 30, 2016 and December 31, 2015, respectively.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the second quarter of 2016 was $44,318 (2015: $44,318) and $88,636 for the six months ended June 30, 2016 (2015: $88,149). The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

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

The Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: six million restricted shares in the name of Timothy E. Vance and six million restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $7,600 for the quarter ending June 30, 2016 and $7,600 for the quarter ending June 30, 2015. The company expensed $15,200 for the six month period ended June 30, 2016 and $15,200 for the six month period ended June 30, 2015. The total value of the 12,000,000 shares granted is $45,600.

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
Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	2.69	$0.001	900,000

The Company recorded $363 (June 30, 2015: $Nil) in stock option compensation expense, in relation to these options for the six month period ended June 30, 2016. Total stock option compensation expense is calculated at $884.

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
Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	1.07	$0.001	900,000

The Company recorded $266 (June 30, 2015: $1,241) in stock option compensation expense, in relation to these options for the six month period ended June 30, 2016. Total stock option compensation expense is calculated at $3,039.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.89	$0.001	900,000

The Company recorded $Nil (June 30, 2015: $524) in stock option compensation expense, in relation to these options for the six month period ended June 30, 2016. Total stock option compensation expense is calculated at $2,877.

During the third quarter of 2013, the Company issued unregistered shares as follows: (i) 1,000,000 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.0185 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in the six months ended June 30, 2016 was $Nil. The expense recognized in the six months ended June 30, 2015 was $4,587.

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 144,976,421 are issued and outstanding at June 30, 2016 and December 31, 2015.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2016	December 31, 2015
Equipment	3-5	$96,236	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		128,573	128,573
Less accumulated depreciation and amortization		126,706	126,364
Net property and equipment		$1,867	$2,209

(5) Shareholder Notes Payable

Repayments on shareholder notes payable during the six month period ended June 30, 2016 totaled $3,518 (2015: $3,519).

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Our revenues for the three months ended June 30, 2016 were $159,410, compared to $142,581 for the three-month period ended June 30, 2015, representing an increase of $16,829 or approximately 11.8%. The increase in revenues was mainly due to additional sales and marketing efforts.

Costs of sales for the three months ended June 30, 2016 were $35,406 compared to $35,493 for the three-month period ended June 30, 2015, cost of sales for the quarter were basically flat. These costs are related to the licensing and royalty expense required to provide enhanced subscription services.

Gross margins for the three months ended June 30, 2016 were $124,004 compared to $107,088 as of June 30, 2015, or 77.8% for the three-month period ended June 30, 2016 as compared to 75.1% for the three month period ending June 30, 2015.

Selling, General and Administrative expenses for the three months ended June 30, 2016 were $161,618 compared to $155,984 for the three-month period ended June 30, 2015, representing an increase of $5,634 from the same period in the prior year. The increase in SG&A expenses is mainly due to an increase in personnel. Net loss for the three months ended June 30, 2016 was $39,149 compared to a net loss of $50,682 for the three-month period ended June 30, 2015. The Company's net loss was significantly lower for the second quarter of 2016 due to increased operational efficiencies and the increase in new sales. The Company has calculated that net income from operations for the second quarter of 2016 would have been $12,989 if the non-cash items (expense for stock for services and options which totaled $52,138) were added back to the current net loss.

Six months Ended June 30, 2016 Compared to Six months Ended June 30, 2015

Our revenues for the six months ended June 30, 2016 were $327,196, compared to $304,548 for the six-month period ended June 30, 2015, representing an increase of $22,648 or approximately 7.4%. The increase in revenues was mainly due to additional sales and marketing efforts.

Costs of sales for the six months ended June 30, 2016 were $77,452, compared to $70,138 for the same period of the prior year. This increase was due the costs related to the licensing and royalty expense required to provide the subscription services and the additional cost associated with the increase in revenue.

Gross margins for the six months ended June 30, 2016 were $249,744 compared to $234,410 as of June 30, 2015, or 76.3% for the six month period ended June 30, 2016 as compared to 77.0% for the six month period ending June 30, 2015.

Selling, General and Administrative expenses for the six months ended June 30, 2016 were $354,181 compared to $357,955 for the six month period ended June 30, 2015, representing a decrease of $3,774 from the same period in the prior year. The decrease in SG&A expenses is mainly due to managements ongoing efforts to increase operational efficiencies. Net loss for the six months ended June 30, 2016 was $106,352 compared to a net loss of $127,317 for the six month period ended June 30, 2015. The Company's net loss was significantly lower for the second quarter of 2016 due to increased operational efficiencies and the increase in new sales. The Company has calculated that net loss from operations for the six month period ended June 30, 2016 would have been $1,887 if the non-cash items (expense for stock for services and options which totaled $104,465) were added back to the current net loss.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of $152,082, consisting of $72,292 in cash, $71,790 in accounts receivable and $8,000 in prepaid expenses and had total current liabilities of $90,955 consisting or $26,603 in accounts payable, $23,791 in accrued expenses, $1,015 in deferred revenues and $39,546 in short-term notes payable and convertible notes payable.

At June 30, 2016, we had a positive working capital of $61,127 and an accumulated deficit since inception of $9,663,547.

We had net cash used by operating activities of $10,000 during the six-month period ended June 30, 2016, which was mainly due to a net loss of $106,352, stock for services and options expense of $104,465, a decrease in accounts receivable of $14,944, offset by an increase in accounts payable of $4,153, an increase in accrued expenses of $2,008, depreciation expense of $342 and a decrease in deferred revenue of $3,042.

We had no investing activities during the six-month period ended June 30, 2016. We used $3,518 in our financing activities during the six months ended June 30, 2016 for the repayment of a shareholder notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

As of June 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and has begun implementation during the fourth quarter of 2016.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Date: August 15, 2016

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 15, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy E. Vance
Timothy E. Vance
Chairman
(Principal Executive Officer)
Date: August 15, 2016

By: /s/ John Schafer
Director
Date: August 15, 2016