Form 10-Q
period 2016-09-30
Data Call Technologies
filed 2016-10-25
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On October 25, 2016, the Registrant had 4,832,547 post reverse shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.
Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
Table of Contents
	September 30, 2016
	(Unaudited)	December 31, 2015
Assets
Current assets:
Cash	$72,049	$85,810
Accounts receivable	79,281	56,846
Prepaid expenses	8,000	11,370
Total current assets	159,330	154,026

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	126,877	126,364
Net property and equipment	1,696	2,209

Other assets	800	800
Total assets	$161,826	$157,035

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$26,562	$18,684
Accounts payable - related party	2,853	3,767
Accrued salaries - related party	1,800	42
Accrued interest	21,991	21,741
Convertible short-term note payable to related party - in default	10,000	10,000
Deferred revenue - current	-	4,057
Short-term note payable to related party - in default	27,787	33,064
Total current liabilities	90,993	91,355

Total liabilities	90,993	91,355

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at September 30, 2016 and December 31, 2015	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at September 30, 2016 and December 31, 2015	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
4,832,547 at September 30, 2016 and December 31, 2015	4,833	4,833
Additional paid-in capital	9,766,725	9,617,232
Accumulated deficit	(9,701,535)	(9,557,195)
Total stockholders' equity	70,833	65,680
Total liabilities and stockholders' equity	$161,826	$157,035

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations
Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues
Sales	$167,602	$153,697	$494,798	$458,245
Cost of sales	41,076	39,244	118,528	109,382
Gross margin	126,526	114,453	376,270	348,863

Selling, general and administrative expenses	163,104	160,711	517,285	518,666
Depreciation and amortization expense	171	212	513	1,256
Total operating expenses	163,275	160,923	517,798	519,922

Other (income) expense
Interest income	(2)	(2)	(1,161)	(6)
Interest expense	1,241	1,366	3,973	4,098
Total expenses	164,514	162,287	520,610	524,014

Net income (loss) before income taxes	(37,988)	(47,834)	(144,340)	(175,151)

Provision for income taxes	-	-	-	-
Net income (loss)	$(37,988)	$(47,834)	$(144,340)	$(175,151)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average common shares:
Basic	4,832,547	4,199,214	4,832,547	4,199,214
Diluted	4,832,547	4,199,214	4,832,547	4,199,214

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(144,340)	$(175,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	513	1,256
Stock-based compensation	148,641	189,273
Option expense	851	2,531
Changes in operating assets and liabilities:
Accounts receivable	(22,435)	41,436
Prepaid expenses	3,370	(8,790)
Accounts payable	7,879	1,633
Accounts payable - related party	(914)	(5,530)
Accrued expenses	250	375
Accrued expenses - related party	1,758	(5,461)
Deferred revenues	(4,057)	(4,563)
Net cash provided by (used in) operating activities	(8,484)	37,009

Cash flows from financing activities:
Principal payment on borrowing from related party	(5,277)	(5,277)
Net cash used in financing activities	(5,277)	(5,277)

Net increase (decrease) in cash	(13,761)	31,732
Cash at beginning of year	85,810	58,741
Cash at end of period	$72,049	$90,473

Supplemental Cash Flow Information:
Cash paid for interest	$3,723	$2,482
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
September 30, 2016

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2016 are not indicative of the results that may be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2016 or December 31, 2015.

Revenue Recognition

The Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of September 30, 2016 and December 31, 2015 as we believe all of our receivables are fully collectable.

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

Common Stock Split

On September 13, 2016 we declared a reverse split of our common stock. The formula provided that every thirty (30) issued and outstanding shares of common stock of the Corporation be automatically split into one (1) share of common stock. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split. All per share disclosures retroactively reflect post-split shares.

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

The following table presents the Company's Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	(Level 1)	(Level 2)	(Level 3)
September 30, 2016	$0	$0	$0
December 31, 2015	$0	$0	$0

Recent Accounting Pronouncements

In August, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments(a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

In June, 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

In May, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14,Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14,Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(2) Related Party Transactions

During the third quarter of 2013, the Company issued unregistered shares as follows: (i) 33,334 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.555 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in the nine months ended September 30, 2016 was $Nil. The expense recognized in the nine months ended September 30, 2015 was $6,919.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 250,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 250,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $1.80 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the third quarter of 2016 was $44,805 (2015: $44,805) and $133,441 for the nine months ended September 30, 2016 (2015: $132,954). The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 250,000 restricted shares to each the CEO and CFO.

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $Nil (September 30, 2015: $524) in stock option compensation expense, in relation to these options for the nine month period ended September 30, 2016. The Black-Scholes model calculations included stock price on date of measurement of $0.30, exercise price of $0.001, a term of 1.5 years, computed volatility of 348% and a discount rate of 0.27%. The January 2014 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 250,000 restricted shares to each the CEO and CFO.

During the first quarter of 2015, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $266 (September 30, 2015: $2,007) in stock option compensation expense, in relation to these options for the nine month period ended September 30, 2016. The Black-Scholes model calculations included stock price on date of measurement of $0.0036, exercise price of $0.001, a term of 1.5 years, computed volatility of 251% and a discount rate of 0.33%. The January 2015 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 250,000 restricted shares to each the CEO and CFO.

During the first quarter of 2016, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $585 (September 30, 2015: $Nil) in stock option compensation expense, in relation to these options for the nine month period ended September 30, 2016. The Black-Scholes model calculations included stock price on date of measurement of $0.0014, exercise price of $0.001, a term of 3 years, computed volatility of 105% and a discount rate of 1.01%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 250,000 restricted shares to each the CEO and CFO.

The Company issued a total of twelve million (400,000 restricted shares) of the Company's common stock as follows: 200,000 restricted shares in the name of Timothy E. Vance and 200,000 restricted shares in the name of Gary D. Woerz valued at $0.114 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $Nil for the quarter ending September 30, 2016 and $7,600 for the quarter ending September 30, 2015. The company expensed $15,200 for the nine month period ended September 30, 2016 and $22,800 for the nine month period ended September 30, 2015. The total value of the 400,000 shares granted is $45,600.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to September 30, 2016. The remaining balance of the note as of September 30, 2016 and December 31, 2015 was $27,787 and $33,064, respectively. The interest for the note payable has been calculated annually and has been paid for the quarter ended September 30, 2016 and the year ended December 31, 2015.

As of September 30, 2016 and December 31, 2015, convertible notes payable to related party had a balance of $10,000. The note is past due and considered in default. The interest for the note payable has been calculated annually and has been accrued for the quarter ended September 30, 2016 and the year ended December 31, 2015.

As of September 30, 2016 and December 31, 2015, the total due to management for past accrued salaries is $1,800 and $42, respectively.

As of September 30, 2016 and December 31, 2015, the total due to management included in accounts payable is $2,853 and $3,767, respectively.

During the nine month periods ended September 30, 2016 and September 30, 2015, the company repaid a total of $5,277 and $5,277, respectively, to related parties on various note payables.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at September 30, 2016 and December 31, 2015. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

On September 13, 2016 we declared a reverse split of our common stock. The formula provided that every thirty (30) issued and outstanding shares of common stock of the Corporation be automatically split into one (1) share of common stock. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split. All per share disclosures retroactively reflect post-split shares.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $0.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of September 30, 2016 or December 31, 2015. Unaccrued and undeclared dividends were $3,600 and $4,800 as of September 30, 2016 and December 31, 2015, respectively.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 250,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 250,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $1.80 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the third quarter of 2016 was $44,805 (2015: $44,805) and $133,441 for the nine months ended September 30, 2016 (2015: $132,954). The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 250,000 restricted shares to each the CEO and CFO.

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

The Company issued a total of twelve million (400,000 restricted shares) of the Company's common stock as follows: 200,000 restricted shares in the name of Timothy E. Vance and 200,000 restricted shares in the name of Gary D. Woerz valued at $0.114 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $Nil for the quarter ending September 30, 2016 and $7,600 for the quarter ending September 30, 2015. The company expensed $15,200 for the nine month period ended September 30, 2016 and $22,800 for the nine month period ended September 30, 2015. The total value of the 400,000 shares granted is $45,600.

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
Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	2.49	$0.001	900,000

The Company recorded $585 (September 30, 2015: $Nil) in stock option compensation expense, in relation to these options for the nine month period ended September 30, 2016. Total stock option compensation expense is calculated at $884.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.99	$0.001	900,000

The Company recorded $266 (September 30, 2015: $2,007) in stock option compensation expense, in relation to these options for the nine month period ended September 30, 2016. Total stock option compensation expense is calculated at $3,039.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.82	$0.001	900,000

The Company recorded $Nil (September 30, 2015: $524) in stock option compensation expense, in relation to these options for the nine month period ended September 30, 2016. Total stock option compensation expense is calculated at $2,877.

During the third quarter of 2013, the Company issued unregistered shares as follows: (i) 33,334 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.555 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in the nine months ended September 30, 2016 was $Nil. The expense recognized in the nine months ended September 30, 2015 was $6,919.

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 4,832,547 are issued and outstanding at September 30, 2016 and December 31, 2015.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2016	December 31, 2015
Equipment	3-5	$96,236	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		128,573	128,573
Less accumulated depreciation and amortization		128,877	126,364
Net property and equipment		$1,696	$2,209

(5) Shareholder Notes Payable and Convertible Notes Payable

Repayments on shareholder notes payable during the nine month period ended September 30, 2016 totaled $5,277 (2015: $5,277).

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

Recently, as the cost of platforms supporting content management infrastructure and displays has fallen significantly, digital signage has become more accessible to a wider range of potential users while the growing Kiosk market has cross-pollinated with Digital Signage. Companies in our industry have come to understand as we have understood almost since our inception in 2002, that the benefit that Data Call provides to our customers, in the form of ongoing content development (dynamic content) is expected to continue to provide our customers with desirable services. Content needs to stay fresh. Data Call has automated this process for their subscribers. As the cost of deployment has decreased, Data Call has continued to focus, as well as other providers have only begun focusing, on offering "attention-grabbing content" as a means of drawing target customers' attention to the core message of clients, thereby keeping their target customers engaged throughout Digital Signage and Kiosk presentations.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Our revenues for the three months ended September 30, 2016 were $167,602, compared to $153,697 for the three-month period ended September 30, 2015, representing an increase of $13,905 or approximately 9.0%. The increase in revenues was mainly due to additional sales and marketing efforts.

Costs of sales for the three months ended September 30, 2016 were $41,076 compared to $39,244 for the three-month period ended September 30, 2015, cost of sales for the quarter increased $1,832. These costs are related to the licensing and royalty expense required providing enhanced subscription services.

Gross margins for the three months ended September 30, 2016 were $126,526 compared to $114,453 as of September 30, 2015, or 75.5% for the three-month period ended September 30, 2016 as compared to 74.5% for the three month period ending September 30, 2015.

Selling, General and Administrative expenses for the three months ended September 30, 2016 were $163,104 compared to $160,711 for the three-month period ended September 30, 2015, representing an increase of $2,393 from the same period in the prior year. The increase in SG&A expenses is mainly due to an increase in personnel. Net loss for the three months ended September 30, 2016 was $37,988 compared to a net loss of $47,834 for the three-month period ended September 30, 2015. The Company's net loss was significantly lower for the third quarter of 2016 due to increased operational efficiencies and the increase in new sales. The Company has calculated that net income from operations for the third quarter of 2016 would have been $7,039 if the non-cash items (expense for stock for services and options which totaled $45,027) were added back to the current net loss.

Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015

Our revenues for the nine months ended September 30, 2016 were $494,798, compared to $458,245 for the nine-month period ended September 30, 2015, representing an increase of $36,553 or approximately 8.0%. The increase in revenues was mainly due to additional sales and marketing efforts.

Costs of sales for the nine months ended September 30, 2016 were $118,528, compared to $109,382 for the same period of the prior year. This increase was due the costs related to the licensing and royalty expense required to provide the subscription services and the additional cost associated with the increase in revenue.

Gross margins for the nine months ended September 30, 2016 were $ 376,270 compared to $348,863 as of September 30, 2015, or 76.1% for the nine month period ended September 30, 2016 as compared to 76.1% for the nine month period ending September 30, 2015.

Selling, General and Administrative expenses for the nine months ended September 30, 2016 were $517,285 compared to $518,666 for the nine month period ended September 30, 2015, representing a decrease of $1,381 from the same period in the prior year. The decrease in SG&A expenses is mainly due to managements ongoing efforts to increase operational efficiencies. Net loss for the nine months ended September 30, 2016 was $144,340 compared to a net loss of $175,151 for the nine month period ended September 30, 2015. The Company's net loss was significantly lower for the third quarter of 2016 due to increased operational efficiencies and the increase in new sales. The Company has calculated that net loss from operations for the nine month period ended September 30, 2016 would have been $5,152 if the non-cash items (expense for stock for services and options which totaled $149,492 were added back to the current net loss.

Liquidity and Capital Resources

As of September 30, 2016, we had total current assets of $159,330, consisting of $ 72,049 in cash, $79,281 in accounts receivable and $8,000 in prepaid expenses and had total current liabilities of $90,993 consisting or $29,415 in accounts payable, $23,791 in accrued expenses and $37,787 in notes payable.

At September 30, 2016, we had a positive working capital of $68,337 and an accumulated deficit since inception of $9,701,535. The Company had net cash used by operating activities of $8,484 during the nine-month period ended September 30, 2016, which was mainly due to a net loss of $144,340, stock for services and options expense of $149,492, an increase in accounts receivable of $22,435, offset by an increase in accounts payable of $6,965, an increase in accrued expenses of $2,008, a decrease in prepaid expenses of $3,370, depreciation expense of $513 and a decrease in deferred revenue of $4,057.

We had no investing activities during the nine-month period ended September 30, 2016. We used $5,277 in our financing activities during the nine months ended September 30, 2016 for the repayment of a shareholder notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

valuation of Disclosure Controls and Procedures.

As of September 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2016. Management has identified corrective actions to address the weaknesses and plans to implement them during the fourth quarter of 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the third quarter of 2016, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1. Description of Business, subheading Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Date: October 25, 2016

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: October 25, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: October 25, 2016

By: /s/ John Schafer
Director
Date: October 25, 2016