Form 10-K
period 2016-12-31
Data Call Technologies
filed 2017-04-12
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2016 the aggregate market value of the 3,636,880 shares of common stock held by non-affiliates was approximately $327,319 based on the closing price on June 30, 2016. On December 31, 2016, the Registrant had 4,832,547 shares of common stock outstanding.

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

Dependence On A Few Major Customers

At December 31, 2016, we had over 1,000 customer/subscribers for our Direct Lynk System, which customers are relatively small, paying cumulatively an average monthly fee to Data Call of $10,000. We also have several larger new potential partner/clients that are testing our Digital Link Media products, and we expect that some or all of them may be expected to become significant clients in the near future. During the year ended December 31, 2016, we were dependent upon two major customers, who accounted for approximately 77% of our revenues. During the year ended December 31, 2015, we were dependent upon two major customers, who accounted for approximately 79% of our revenues.

Notwithstanding the forgoing, based upon recent communications with several potential clients who are volume users and/or wholesale distributors of digital signage content and content management systems, we believe that during 2017, several new clients will contribute significant revenue which should materially reduce our reliance on our three major customers to less than 50%. As a result, we believe that that we should become far less reliant on a few business clients for our source of revenue. However, there can be no assurance that our belief will prove to be justified or, if justified, that such trend will continue for any future period, if at all.

Employees

At December 31, 2016, we had 4 full-time employees, including our two executive officers. Depending upon our level of our growth, if any, we expect that we may or will be required to hire additional personnel in the areas of sales and marketing, software design, research and development and otherwise, during 2016 and continuing into 2017. However, we will be dependent upon revenue growth and profitability, of which there can be no assurance, to fund any increase in staff. None of our employees are covered by a selective bargaining agreement

Estimate Of The Amount Spent On Research And Development Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development to create our Direct Lynk Messenger Systems, including software and hardware development and testing costs. The amount spent on this research and development from inception through December 31, 2016 is approximately $2,000,000.

ITEM 1A. RISK FACTORS. Table of Contents

Investing in our common stock, while providing investors with an equity ownership interest, involves a high degree of risk, including the potential loss of all or a significant portion of their investment. Shareholders will be subject to risks inherent in our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss, the size and extent of which cannot be predicted. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K for our year-ended December 31, 2016.

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

We are dependent on the abilities of our sales and marketing activities to generate new clients for subscriptions to our Direct Lynk Systems and to broaden our customer base. While the number of paying subscribers for our Direct Lynk System increased during December 31, 2016 compared to December 31, 2015, there can be no assurance that our sales and marketing efforts will be able to market acceptance for our Direct Lynk System and increase our customer base to a level that will permit continued profitable operations. If our sales and marketing cannot continue to achieve market acceptance for our Direct Lynk Systems, and increase our customer base to a level that will permit profitable operations. If our sales and marketing efforts are unable to continue to generate new customers, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

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

Disruptions in the economy and constraints in the capital markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of technology projects with us due to continuing economic uncertainty. Our financial position, results of operations and cash flow could continue to be materially adversely affected by continuing difficult economic conditions and significant volatility in the capital. The continuing impact that these factors might have on us and our business is uncertain and cannot be predicted at this time. Such economic conditions have accentuated each of the risks we face and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•  Market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future. Economic conditions could continue to result in our customers experiencing financial difficulties or electing to limit spending because of the declining economy, which may result in decreased revenue for us.
•  Difficult economic conditions have adversely affected certain industries in particular, including the automotive and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment terms. Economic conditions could materially impact us through insolvency of our suppliers or current customers.
•  Economic conditions combined with the weakness in the credit markets could continue to lead to increased price competition for our products, and higher overhead costs as a percentage of revenue.

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

Shares eligible for future sale.

As of December 31, 2016, the Registrant had 4,832,547, shares of common stock issued and outstanding of which 1,082,048 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a six month holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine.

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2016, we have 4,832,547 shares of common stock issued and outstanding and 800,000 shares of preferred A stock issued and outstanding and 10,000 shares of preferred B stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval; to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

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

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.0042	$0.0014	$0.0040	$0.0036	$0.0035	$0.0030
Second Quarter ended June 30	$0.0038	$0.0025	$0.0032	$0.0029	$0.0035	$0.0029
Third Quarter ended September 30	$0.0028	$0.0015	$0.0028	$0.0023	$0.0040	$0.0036
Fourth Quarter ended December 31	$0.0021	$0.0014	$0.0018	$0.0015	$0.0050	$0.0034

As of December 31, 2016, our shares of common stock were held by approximately 281 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA. Table of Contents

N.A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION. Table of Contents

Results of Operations during the year ended December 31, 2016 as compared to the year ended December 31, 2015

We had $640,613 of sales revenue for the year ended December 31, 2016, compared to sales revenue of $605,105 for the year ended December 31, 2015, a increase in sales revenue of $35,508 or approximately a 5.9% increase from the prior year. We generate revenues through subscription fees received in connection with our Direct Lynk System.

We had total costs of sales for the year ended December 31, 2016 of $153,772 compared to total costs of sales of $151,000 for the year ended December 31, 2015, which resulted in a gross margin of $486,841 for the year ended December 31, 2016, compared to a gross margin of $454,105 for the year ended December 31, 2015, a increase in gross margin of $32,736 from the prior year, our increase in gross margin was due to our increase in revenues.

Cost of sales as a percentage of sales was 24.0 % for the year ended December 31, 2016, compared to 25.0% for the year ended December 31, 2015. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease as we expect to take advantage of applicable economies of scale. Our operating expenses increased to $683,603 for the year ended December 31, 2016, compared to total expenses of $680,331 for the year ended December 31, 2015, an increase in expenses of $3,272 from the prior period. The increase in expenses for the year of 2016 was due to the company's ongoing efforts to expand its business opportunities. The company had non-cash expense of $193,448, which was for common stock for its officers and, options expense of $1,072. We had a net loss of $200,938 for the year ended December 31, 2016, compared to a net loss of $231,681 for the year ended December 31, 2015. While there can be no assurance regarding our operating results in 2017, we believe that we will experience a significant reduction in non-cash expense as well as increased operating revenues which should result in profitable operations.

Liquidity and Capital Resources

We had current assets of $139,860 as of December 31, 2016, which consisted of, $53,499 in cash, accounts receivable of $69,361 and $17,000 in prepaid expense.

We had total assets of $141,591 as of December 31, 2016, compared to $157,035 as of December 31, 2015 or a decrease of $15,444, which consisted of current assets of $139,860, total property and equipment (net of accumulated depreciation) of $931, which included high end flat screen televisions, computers and software equipment responsible for running our Direct Lynk System which is stored in our Friendswood office; and other assets of $800, which included our deposit on our Friendswood office space.

We had total liabilities of $82,329 as of December 31, 2016, compared to $91,355 as of December 31, 2015, a decrease of $9,026, primarily consisting of accounts payable of $23,725 accrued expenses of $22,576, and short-term notes of $36,028. We had positive working capital of $57,531 and an accumulated deficit of $9,758,133 as of December 31, 2016.

Operating activities used $25,275 of cash for the year ended December 31, 2016, which was mainly due to a net loss of $200,938, common stock and options expense of $194,520, increase in accounts receivables of $12,515, increase in prepaid expenses of $5,630, increase in accounts payable of $1,274, increase in accrued expenses of $793, and change in deferred revenue of $4,057.

We had financing activities of $7,036 primarily for the pay down of borrowings from related party during 2016 as compared to 2015 we had financing activity of $7,036 for the pay down of borrowings from related party.

We had no investing activities for the years ended December 31, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2016 and 2015, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2016 and 2015, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors & Stockholders of
Data Call Technologies, Inc.
Friendswood, Texas

We have audited the accompanying balance sheets of Data Call Technologies, Inc. as of December 31, 2016 and 2015 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the two-year period ended December 31, 2016. Data Call's management is responsible for the financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Call Technologies, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the two years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 10, 2017

Data Call Technologies, Inc.
Balance Sheets
December 31, 2016 and 2015

	2016	2015
Assets
Current assets:
Cash	$53,499	$85,810
Accounts receivable	69,361	56,846
Prepaid expenses	17,000	11,370
Total current assets	139,860	154,026

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	127,642	126,364
Net property and equipment	931	2,209

Other assets	800	800
Total assets	$141,591	$157,035

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$20,336	$18,684
Accounts payable - related party	3,389	3,767
Accrued salaries - related party	460	42
Accrued interest	22,116	21,741
Convertible short-term note payable to related party - default	10,000	10,000
Deferred revenue - current	-	4,057
Short-term note payable to related party - default	26,028	33,064
Total current liabilities	82,329	91,355

Total liabilities	82,329	91,355

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2016 and 2015	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at December 31, 2016 and 2015	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
4,832,547 shares issued and outstanding
at December 31, 2016 and 2015, respectively.	4,833	4,833
Additional paid-in capital	9,811,752	9,617,232
Accumulated deficit	(9,758,133)	(9,557,195)
Total stockholders' equity (deficit)	59,262	65,680
Total liabilities and stockholders' equity (deficit)	$141,591	$157,035

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statements of Operations
Years ended December 31, 2016 and 2015

	2016	2015

Revenues:
Sales	$640,613	$605,105
Cost of sales	153,772	151,000
Gross margin	486,841	454,105

Selling, general and administrative expenses	682,325	678,869
Depreciation and amortization expense	1,278	1,462
Total operating expenses	683,603	680,331

Other (income) expenses:
Interest income	(1,163)	(9)
Interest expense	5,339	5,464
Total expenses	687,779	685,786

Net (loss) before income taxes	(200,938)	(231,681)

Provision for income taxes	-	-
Net (loss)	$(200,938)	$(231,681)

Net (loss) per common share - basic and diluted:
Net (loss) applicable to common shareholders	$(0.04)	$(0.05)

Weighted average common shares:
Basic and diluted	4,832,547	4,731,543

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statement of Stockholders' Equity (Deficit)
Years ended December 31, 2016 and 2015

							Additional		Stockholders'
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2014	800,000	$800	-	$10	4,199,214	$4,199	$9,374,843	$(9,325,514)	$54,338
Shares issued for services	-	-	-	-	633,333	634	239,093	-	239,727
Fair value of options granted	-	-	-	-	-	-	3,296	-	3,296
Net loss	-	-	-	-	-	-	-	(231,681)	(231,681)
Balance year ended December 31, 2015	800,000	$800	10,000	$10	4,832,547	$4,833	$9,617,232	$(9,557,195)	$65,680
Shares issued for services	-	-	-	-	-	-	193,448	-	193,448
Fair value of options granted	-	-	-	-	-	-	1,072	-	1,072
Net loss	-	-	-	-	-	-	-	(200,938)	(200,938)
Balance year ended December 31, 2016	800,000	$800	10,000	$10	4,832,547	$4,833	$9,811,752	$(9,758,133)	$59,262

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statements of Cash Flows
Years ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net (loss)	$(200,938)	$(231,681)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Shares issued for services	193,448	239,727
Options expense	1,072	3,296
Depreciation and amortization of property and equipment	1,278	1,462
(Increase) decrease in operating assets:
Accounts receivable	(12,515)	57,717
Prepaid expenses	(5,630)	(8,790)
Accounts payable	1,652	(14,400)
Accounts payable - related party	(378)	(2,223)
Accrued expenses	375	500
Accrued expenses - related party	418	(5,419)
Deferred revenues	(4,057)	(6,084)
Net cash provided by operating activities	(25,275)	34,105

Cash flows from investing activities
Capital expenditure for equipment	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Principal payment on debt - related party	(7,036)	(7,036)
Net cash (used in) financing activities	(7,036)	(7,036)

Net increase (decrease) in cash	(32,311)	27,069
Cash at beginning of year	85,810	58,741
Cash at end of year	$53,499	$85,810

Supplemental Cash Flow Information:
Cash paid for interest	$4,964	$4,964
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Notes to Financial Statements
December 31, 2016

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2016 or 2015.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of December 31, 2016 and 2015 as we believe all of our receivables are fully collectable.

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

Earnings (Loss) Per Share

The basic net income per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the years ended December 31, 2016 and 2015, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. In years with a net loss, potentially dilutive securities are not included because their effect is anti-dilutive.
	Years Ended December 31,
	2016	2015
Net (loss)	$(200,938)	$(231,681)

Net (loss) per common share:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

Weighted average number of common shares outstanding:
Basic	4,832,547	4,731,543
Diluted	4,832,547	4,731,543

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

The following table presents the Company's assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2016 and 2015:
	(Level 1)	(Level 1)	(Level 3)
2016	$0	$0	$0
2015	$0	$0	$0

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

Note 2. Related Party Transactions.

During the third quarter of 2013, the Company issued unregistered shares as follows: (i) 33,334 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.555 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in 2016 was $Nil. The expense recognized in 2015 was $4,967.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 250,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 250,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $1.80 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in 2016 was $178,247 and the expense in 2015 was $177,760. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 250,000 restricted shares to each the CEO and CFO.

During the first quarter of 2014, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $Nil (2015: $524) in stock option compensation expense, in relation to these options. The Black-Scholes model calculations included stock price on date of measurement of $0.30, exercise price of $0.001, a term of 1.5 years, computed volatility of 348% and a discount rate of 0.27%. The January 2014 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 250,000 restricted shares to each the CEO and CFO.

During the first quarter of 2015, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $266 (2015: $2,773) in stock option compensation expense, in relation to these options. The Black-Scholes model calculations included stock price on date of measurement of $0.0036, exercise price of $0.001, a term of 1.5 years, computed volatility of 251% and a discount rate of 0.33%. The January 2014 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 250,000 restricted shares to each the CEO and CFO.

During the first quarter of 2016, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $1,072 (2015: $Nil) in stock option compensation expense, in relation to these options for the year ended December 31, 2016. The Black-Scholes model calculations included stock price on date of measurement of $0.0014, exercise price of $0.001, a term of 3 years, computed volatility of 105% and a discount rate of 1.01%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 250,000 restricted shares to each the CEO and CFO.

The Company issued a total of four hundred thousand (400,000 restricted shares) of the Company's common stock as follows: 200,000 restricted shares in the name of Timothy E. Vance and 200,000 restricted shares in the name of Gary D. Woerz valued at $0.114 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $15,200 for the year ended December 31, 2016 and $30,400 for the year ended December 31, 2015. The total value of the 400,000 shares granted is $45,600.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to December 31, 2016. The remaining balance of the note as of December, 31, 2016 and December 31, 2015 was $26,028 and $33,064, respectively. The interest for the note payable has been calculated annually and has been paid for the years ended December 31, 2016 and December 31, 2015.

During the years ended December 31, 2016 and December 31, 2015, the company repaid a total of $12,000 and $12,000, respectively, to related parties on various note payables and related interest.

As of December 31, 2016, and December 31, 2015 the total due to management for past accrued salaries is $460 and $42, respectively.

As of December 31, 2016, and December 31, 2015 the total due to management included in accounts payable is $3,389 and $3,767, respectively.

Note 3. Prepaid Expenses.

As of December 31, 2016, the Company had prepaid expenses of $17,000 for 2017 trade show expenses paid in 2016. As of December 31, 2015, the Company had $11,370 in prepaid expenses for a 2016 trade show.

Note 4. Property and Equipment.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:
		December 31
	Years	2016	2015
Equipment	3-5	$96,236	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		128,573	128,573
Less accumulated depreciation and amortization		(127,642)	(126,364)
Net property and equipment		$931	$2,209

Note 5. Income Taxes.

	December 31
	2016	2015
Tax expense/(benefit) computed at statutory rate for continuing operations	$2,246	$4,554
Tax effect (benefit) of operating loss carryforwards	(2,246)	(4,554)
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $3,075,104 as of December 31, 2016, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:
		December 31
		2015		2014
Deferred tax assets:	$		$
Net operating loss		1,076,286		1,074,040
Valuation allowance		(1,076,286)		(1,074,040)
Net deferred asset		$-		$-

At December 31, 2016, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 6. Capital Stock, Options and Warrants.

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 are outstanding as of December 31, 2016 and 2015. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

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

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $0.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends as of December 31, 2016 or 2015. Unaccrued and undeclared dividends were $4,800 as of December 31, 2016 and 2015, respectively.

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

During the first quarter of 2015 The Company issued a total of four hundred thousand (400,000 restricted shares) of the Company's common stock as follows: 200,000 restricted shares in the name of Timothy E. Vance and 200,000 restricted shares in the name of Gary D. Woerz valued at $0.114 based upon the closing price of the stock on the date of grant for services provided by the Executive officers in improving the Company's financial condition and operations. The shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $15,200 for the year ending December 31, 2016 (2015: $30,400). The total value of the 400,000 shares granted is $45,600.

During the first quarter of 2013 the Company issued unregistered shares as follows: (i) 250,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 250,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $1.80 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in 2016 was $178,247 and in 2015 the recognized expense was $177,760.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.65	$0.001	900,000

The Company recorded $Nil ($Nil in 2015) in stock option compensation expense, in relation to these options, during the year ended December 31, 2016. Total stock option compensation expense is calculated at $26,872, to be recognized over the vesting period of one year.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.76	$0.001	900,000

The Company recorded $Nil (2015: $524) in stock option compensation expense, in relation to these options, during the year ended December 31, 2016. Total stock option compensation expense is calculated at $2,877, to be recognized over the vesting period of one year.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.92	$0.001	900,000

The Company recorded $266 (2015: $2,773) in stock option compensation expense, in relation to these options, during the year ended December 31, 2016. Total stock option compensation expense is calculated at $3,039, to be recognized over the vesting period of one year.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	2.30	$0.001	900,000

The Company recorded $806 (2015: $Nil) in stock option compensation expense, in relation to these options, during the year ended December 31, 2016. Total stock option compensation expense is calculated at $884, to be recognized over the vesting period of one year.

During 2013, the Company issued unregistered shares as follows: (i) 33,334 restricted shares to Jim Tevis, the Company's CTO, in connection with the execution of a new 2 year consulting agreement. The restricted shares were valued at $0.555 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,500 to be recognized over the 2 year term of the agreement. The expense recognized in 2016 was $Nil. The expense recognized in 2015 was $4,967.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 4,832,547 shares were issued and outstanding as of December 31, 2016 (2015: 4,832,547).

Note 7. Commitments and Contingencies.

The Company conducted its operations from a facility located in Friendswood Texas during FY 2016 and 2015. During January 2013 the Company moved facilities to Friendswood Texas under a 12 month operating lease expiring on January 30, 2015. The Friendswood lease was extended in February 2015 for a term of 24 months expiring on February 1, 2016. The lease is currently month to month.

The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2015:

Year	Amount
2017	$-
2018	$-
2019	$-
2020	$-
2021	$-

Rent expense in 2016 and 2015 under the terms of the Houston Texas lease was $10,800 and $10,800, respectively.

Note 8. Concentrations.

Concentration of Major Customers

As of December 31, 2016, the Company's trade accounts receivables from two customers represented approximately 94% of its accounts receivable. As of December 31, 2015 the Company's trade accounts receivables from two customers represented approximately 97% of its accounts receivable.

For the year ended December 31, 2016 the Company received approximately 77% of its revenue from two customers. The specific concentrations were Customer A, 50%, and Customer B, 27%. For the year ended December 31, 2015 the Company received approximately 79% of its revenue from two customers.

Concentration of Supplier Risk

The Company had 4 vendors that accounted for approximately 66% of purchases during the year ended December 31, 2016 related to operations. Specific concentrations were Vendor A 19%, Vendor B 19%, Vendor C 15%, and Vendor D 12%. For the year ended December 31, 2015 the Company had 6 vendors that accounted for approximately 82% of purchases.

Note 9. Convertible Shareholder Notes Payable.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a note payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been paid for 2016 and 2015. During 2013, the note payable agreement was amended to include a conversion feature to the Company's common stock at $0.0001 per share. Under ASC 470-50, the amendment adds a substantive conversion option which causes the amended note to be evaluated as a new debt issuance. As the conversion term is considered in the money a beneficial conversion feature was present with a debt discount calculated at $50,000. The debt discount was amortized to interest expense during 2013 due to the note being due at the time of the amendment. During 2013, the creditor sold a portion of his note for $8,900. At the request of the new creditors the Company issued 2,966,667 shares of common stock at $0.0001 in terms with the amended agreement. No gain or loss was recorded on the conversion of debt to equity during the period ending December 31, 2013 as it was converted within the terms of the agreement. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance due under this note was $26,028 as of December 31, 2016 and $33,064 as of December 31, 2015. This note is currently in default.

During the quarter ended September 30, 2011, the Company issued a short-term convertible note to a shareholder in the amount of $10,000. The convertible note is due in one year and bears interest of 12%. The interest for the convertible note has been calculated annually and has been accrued for 2016 and 2015. As of December 31, 2016, the convertible note contains a conversion feature at a 50% discount of the 10 day average closing price prior to notice. The note holder agreed that the conversion would not force the Company to issue more shares than allowed under the current capitalization which eliminates the existence of a derivative. The beneficial conversion feature included in the discounted share price of the conversion was found to be immaterial for the years ended December 31, 2016 and 2015. As the note is past its due date of June 2, 2012, the note is considered in default.

Note 10. Subsequent Events.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES. Table of Contents

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2016. Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2017.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION. Table of Contents

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE. Table of Contents

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Timothy Vance	50	Chief Executive Officer, Chief Operating Officer and Director
Gary D. Woerz	70	Chief Financial Officer and Director
John Schafer	42	Director

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

Employment Agreements

Effective January 30, 2013, the Company entered into a five-year employment agreement with Tim Vance, to as Chief Executive Officer and Chief Operating Officer at a base compensation of $85,000 per year. The agreement also provided for the issuance of 250,000 restricted shares of the Company's common stock which vest at the rate of 50,000 shares per year and the grant of options to purchase 16,667 shares per annum at a price of $0.045, commencing on February 1, 2013. On January 8, 2015, Board of Directors amended the employment agreement with Mr. Vance to provide for the issuance of an additional 200,000 restricted shares which vest at the rate of 66,667 shares per year. During the period ended March 31, 2015 the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price of the options from $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019.

Also effective on January 30, 2013, the Company entered into a five-year employment agreement with Gary D. Woerz to serve as Chief Financial Officer at a base compensation of $52,000 per year. The agreement also provided for the issuance of 250,000 restricted shares of the Company's common stock which vest at the rate of 50,000 shares per year, and the grant of warrants to purchase 13,333 shares per annum at a price of $0.045, commencing on February 1, 2013. On January 8, 2015, Board of Directors amended the employment agreement with Mr. Woerz to provide for the issuance of an additional 200,000 restricted shares which vest at the rate of 66,667 shares per year. During the period ended March 31, 2015, the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price of the options from $0.90 to $0.045 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION. Table of Contents

The following table sets forth information concerning the total compensation during the fiscal years ending December 31, 2016, 2015 and 2014.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Timothy Vance, CEO, COO, Director (1)	2016	85,000	---	6,000	---	---	91,000
	2015	85,000	---	6,000	---	---	87,500
	2014	84,702	---	2,500	---	---	86,202
Garry D. Woerz, CFO, Director (2)	2016	52,000	---	5,000	---	---	56,000
	2015	52,000	---	4,000	---	---	54,500
	2014	52,000	---	2,000	---	---	53,500

(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant.
(2) In January 2013, Gary D. Woerz was appointed CFO of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2016. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned (1)
Timothy E. Vance, CEO, COO and Director	472,547	9.77%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

Gary D. Woerz, CFO and Director	456,667	9.45%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

John Schafer, Director	33,333	0.69%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546
Director and Officer (3 people)	962,333	19.91%

(1) Applicable percentage ownership is based on 4,832,547 shares of common stock outstanding as of December 31, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE. Table of Contents

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. Table of Contents

Independent Public Accountants

Our auditor, M&K CPAS, PLLC. has served as the Company's independent registered public accountants for the fiscal years 2016 and 2015.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audits of the Registrant's annual financial statements for the years ended December 31, 2016 and 2015, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Audit fees (1)	$20,800	$24,000
Audit-related fees (2)	---	---
Tax fees (3)	1,100	1,300
All other fees	---	---
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
Date: April 12, 2017

By: /s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: April 12, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy E. Vance
Timothy E. Vance
Chairman
 Date: April 12, 2017

By: /s/ Gary D. Woerz
Gary D. Woerz
Director
 Date: April 12, 2017