Form 10-Q
period 2017-03-31
Data Call Technologies
filed 2017-05-12
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

On May 12, 2016, the Registrant had 4,832,547 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.
Balance Sheets
March 31, 2017 (Unaudited) and December 31, 2016
Table of Contents
	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash	$9,631	$53,499
Accounts receivable	110,479	69,361
Prepaid expenses	-	17,000
Total current assets	120,110	139,860

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	127,813	127,642
Net property and equipment	760	931

Other assets	800	800
Total assets	$121,670	$141,591

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$29,545	$20,336
Accounts payable - related party	10,616	3,389
Accrued salaries - related party	499	460
Accrued interest	22,241	22,116
Convertible short-term note payable to related party - default	10,000	10,000
Short-term note payable to related party - default	24,269	26,028
Total current liabilities	97,170	82,329

Total liabilities	97,170	82,329

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at March 31, 2017 and December 31, 2016	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at March 31, 2017 and December 31, 2016	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
4,832,547 shares issued and outstanding
at March 31, 2017 and December 31, 2016	4,833	4,833
Additional paid-in capital	9,855,893	9,811,752
Accumulated deficit	(9,837,036)	(9,758,133)
Total stockholders' equity (deficit)	24,500	59,262
Total liabilities and stockholders' equity (deficit)	$121,670	$141,591

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Condensed Statements of Operations
Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2017	March 31, 2016

Revenues
Sales	$152,239	$167,786
Cost of sales	35,911	42,046
Gross margin	116,328	125,740

Selling, general and administrative expenses	193,696	192,563
Depreciation and amortization expense	171	171
Total operating expenses	193,867	192,734

Other (income) expense
Interest income	(2)	(1,157)
Interest expense	1,366	1,366
Total expenses	195,232	192,943

Net income (loss) before income taxes	(78,903)	(67,203)

Provision for income taxes	-	-
Net loss	$(78,903)	$(67,203)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.02)	$(0.01)

Weighted average common shares:
Basic	4,832,547	4,832,547
Diluted	4,832,547	4,832,547

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Condensed Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(78,903)	$(67,203)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	171	171
Stock based compensation	43,832	51,918
Options expense	309	409
Changes in operating assets and liabilities:
Accounts receivable	(41,118)	(29,204)
Prepaid expenses	17,000	11,370
Accounts payable	9,209	21,493
Accounts payable - related party	7,227	(3,767)
Accrued expenses	125	125
Accrued expenses - related party	39	1,798
Deferred revenues	-	(1,521)
Net cash provided by (used in) operating activities	(42,109)	(14,411)

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Principal payment on borrowing from related party	(1,759)	(1,759)
Net cash used in financing activities	(1,759)	(1,759)

Net increase (decrease) in cash	(43,868)	(16,170)
Cash at beginning of year	53,499	85,810
Cash at end of period	$9,631	$69,640

Non-Cash Investing and Financing Activities:
Conversion of short-term borrowing from shareholder to common stock	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$1,366	$1,241
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
 Notes to Financial Statements
March 31, 2017
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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not indicative of the results that may be expected for the year ending December 31, 2016.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited financial statements and related footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2017.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2017 and December 31, 2016.

Revenue Recognition

Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade eceivables was $0 as of March 31, 2017 and December 31, 2016 as we believe all of our receivables are fully collectable.

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

The following table presents the Company's Assets & Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	(Level 1)	(Level 2)	(Level 3)
March 31, 2017	$0	$0	$0
December 31, 2016	$0	$0	$0

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

In June, 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

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

(2) Related Party Transactions

During the first quarter of 2013, the Company issued unregistered shares as follows: (i)250,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 250,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $1.80 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2017 was $43,832 and the expense in the first quarter of 2016 was $44,318. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 250,000 restricted shares to each the CEO and CFO.

During the first quarter of 2015, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $Nil (March 31, 2016: $266) in stock option compensation expense, in relation to these options for the quarter ended March 31, 2017. The Black-Scholes model calculations included stock price on date of measurement of $0.0036, exercise price of $0.001, a term of 1.5 years, computed volatility of 251% and a discount rate of 0.33%. The January 2015 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 250,000 restricted shares to each the CEO and CFO.

During the first quarter of 2016, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $77 (March 31, 2016: $143) in stock option compensation expense, in relation to these options for the quarter ended March 31, 2017. The Black-Scholes model calculations included stock price on date of measurement of $0.0014, exercise price of $0.001, a term of 3 years, computed volatility of 105% and a discount rate of 1.01%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 250,000 restricted shares to each the CEO and CFO.

During the first quarter of 2017, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $232 (March 31, 2016: $Nil) in stock option compensation expense, in relation to these options for the quarter ended March 31, 2017. The Black-Scholes model calculations included stock price on date of measurement of $0.002, exercise price of $0.001, a term of 3 years, computed volatility of 124% and a discount rate of 1.93%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 250,000 restricted shares to each the CEO and CFO.

The Company issued a total of four hundred thousand (400,000 restricted shares) of the Company's common stock as follows: two hundred thousand restricted shares in the name of Timothy E. Vance and two hundred thousand restricted shares in the name of Gary D. Woerz valued at $0.114 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $Nil for the quarter ending March 31, 2017 and $7,600 for the quarter ending March 31, 2016. The total value of the 400,000 shares granted is $45,600.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance of the note as of March 31, 2017 and December 31, 2016 was $24,269 and $26,028, respectively. The interest for the note payable has been calculated annually and has been paid for the quarter ended March 31, 2017 and the year ended December 31, 2016.

As of March 31, 2017 and December 31, 2016, convertible notes payable to related party had a balance of $10,000.The note is past due and considered in default. The interest for the note payable has been calculated annually and has been accrued for the quarter ended March 31, 2017 and the year ended December 31, 2016.

During the quarters ended March 31, 2017 and March 31, 2016, the company repaid a total of $1,759 and $1,759, respectively, to related parties on various note payables.

As of March 31, 2017 and December 31, 2016 the total due to management for past accrued salaries is $499 and $460, respectively.

As of March 31, 2017 and December 31, 2016 the total due to management included in accounts payable is $10,616 and $3,389, respectively.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 shares are outstanding at March 31, 2017 and December 31, 2016. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

On September 13, 2016 we declared a reverse split of our common stock. The formula provided that every thirty (30) issued and outstanding shares of common stock of the Corporation be automatically split into one (1) share of common stock. Except as otherwise noted, all share, option and warrant numbers have beenrestated to give retroactive effect to this split. All per share disclosures retroactively reflect post-split shares.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $0.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of March 31, 2017 and 2016 unaccrued and undeclared dividends were $1,200.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 250,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 250,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $1.80 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2017 was $43,832 (2016: $44,318).

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

The Company granted a total of four hundred thousand (400,000 restricted shares) of the Company's common stock as follows: 200,000 restricted shares in the name of Timothy E. Vance and 200,000 restricted shares in the name of Gary D. Woerz valued at the closing price on the date of grant of $0.114 per share based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144. The shares vest over 18 months. The expense recognized during the quarter ended March 31, 2017 was $Nil. The expense recognized during the quarter ended March 31, 2016 was $7,600. The total value of the 400,000 shares granted is $45,600. Additionally, the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019.

During the first quarter of 2017, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the 2013 5 year employment agreement and to Gary Woerz, CFO, in connection with the execution of the 2013 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. During the period ended March 31, 2015, the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Black-Scholes model calculations included stock price on date of measurement of $0.002, exercise price of $0.001, a term of 3 years, computed volatility of 124% and a discount rate of 1.93%. Assumptions used to determine the fair value of the stock based compensation is as follows:

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	2.90	$0.001	900,000

The Company recorded $232 (2016: $Nil) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2017. Total stock option compensation expense is calculated at $1,460.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	2.11	$0.001	900,000

The Company recorded $77 (2016: $143) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2017. Total stock option compensation expense is calculated at $884.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.84	$0.001	900,000

The Company recorded $Nil (2016: $266) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2017. Total stock option compensation expense is calculated at $3,039.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 4,832,547 shares were issued and outstanding as of March 31, 2017 and December 31, 2016.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2017	December 31, 2016
Equipment	3-5	$96,236	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		128,573	128,573
Less accumulated depreciation and amortization		(127,813	(127,642)
Net property and equipment		$760	$931

(5) Shareholder Notes Payable

Repayments on shareholder notes payable during the quarter ended March 31, 2017 totaled $1,759 (2016: $1,759).

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

During the first quarter of fiscal 2014, we released our "Playlist-Ready" content products, enhancing our ability to further accommodate our current clients and appease new prospects. One product within the "Above the Fold" line has received a high level of acceptance at the industry trade shows, most recently at the Digital Signage Expo held in Las Vegas in March 2017. All of our products and services can be viewed on our website: datacalltech.com.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Our revenues for the three months ended March 31, 2017 were $152,239 compared to $167,786 for the three-month period ended March 31, 2016, representing a decrease of $15,547 or9.3% during the same period in the prior year. The decrease was mainly due to fewer renewals at the beginning of the year.

Costs of sales for the three months ended March 31, 2017 were $35,911 compared to $42,046 for the three-month period ended March 31, 2016, which represents a decrease of $6,135. Costs of sales decreased due to the corresponded decrease in revenues and the amount of bandwidth required to provide the subscription services.

Gross margins for the three months ended March 31, 2017 were $116,328 compared to $125,740 or 76.4% for the three-month period ended March 31, 2017 as compared to 74.9% for the three month period ending March 31, 2016.

Selling, General and Administrative expenses for the three months ended March 31, 2017 were $193,696 compared to $192,563 for the three-month period ended March 31, 2016, representing an increase of $1,133 from the same period in the prior year. The increase in SG&A expenses is mainly due to aincrease in expenses related to the trade show. Net loss for the three months ended March 31, 2017 was $78,903 compared to a net loss of $67,203 for the three-month period ended March 31, 2016. The Company's net loss was higher due to the decrease in revenue.

Liquidity and Capital Resources

We had total current assets of $120,110 consisting of $9,631 of cash and $110,479 in accounts receivable as of March 31, 2017. As of March 31, 2017, we had total current liabilities of $97,170, which represented $40,161 in accounts payable, $22,740 in accrued expenses and $34,269 in notes payable.

We had a positive working capital of $22,940 and an accumulated deficit of $9,837,036 on March 31, 2017.

We used $42,109 of cash for our operating activities during the three-month period ended March 31, 2017, which was mainly due to a net loss of $78,903, accounts payable of $9,209, offset by accounts receivables of $41,118, non-cash compensation related to stock expense valued at $43,832, and non-cash expenses related to options and warrants of $309 and prepaid expenses of $17,000. We had no investing activities during the three-month period ended March 31, 2017. We used $1,759 in financing activities during the three months ended March 31, 2017 for the repayment of related party notes payable.

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

As of March 31, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and has begun implementation during the second quarter of 2017.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Date: May 12, 2017

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 12, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 12, 2017

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)
Date: May 12, 2017

By: /s/ John Schafer
John Schafer
Director
Date: May 12, 2016