Form 10-Q/A
period 2016-09-30
Data Call Technologies
filed 2017-06-15
CIK 1321828

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

On October 25, 2016, the Registrant had 144,976,421 shares of common stock outstanding.

EXPLANATORY NOTE

Data Call Technologies, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its quarterly report on Form 10-Q for the period ended September 30, 2016, which was originally filed on October 25, 2016 (the "Original Filing"), to correct share-based information related to reverse stock spilt, which was not effectuated. This Amendment properly reflects changes in share-based information in our balance sheets and statements of operations.

Except with respect to the above change, this Amendment does not modify or update any other disclosures set forth in the Original Filing. The remaining items contained within this Form 10-Q/A consist of all other items originally contained in the Original Filing and are included for the convenience of the reader.

In accordance with applicable SEC rules, this Form 10-Q/A includes certifications from our Chief Executive Officer and Chief Financial Officer as of the date of this filing.

Except as provided in this Explanatory Note, or as indicated in the applicable disclosure, this Amendment has not been updated to reflect other events occurring after the filing of the Original Filing and does not modify or update information and disclosures in the Original Filing affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the filings that we have made with the SEC subsequent to the date on which we filed the Original Filing, together with any amendments to those filings.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.
Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
(As Restated)
Table of Contents
	September 30, 2016
	(Unaudited)	December 31, 2015
	(As Restated)	(As Restated)
Assets
Current assets:
Cash	$72,049	$85,810
Accounts receivable	79,281	56,846
Prepaid expenses	8,000	11,370
Total current assets	159,330	154,026

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	126,877	126,364
Net property and equipment	1,696	2,209

Other assets	800	800
Total assets	$161,826	$157,035

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$26,562	$18,684
Accounts payable - related party	2,853	3,767
Accrued salaries - related party	1,800	42
Accrued interest	21,991	21,741
Convertible short-term note payable to related party - in default	10,000	10,000
Deferred revenue - current	-	4,057
Short-term note payable to related party - in default	27,787	33,064
Total current liabilities	90,993	91,355

Total liabilities	90,993	91,355

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at September 30, 2016 and December 31, 2015	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at September 30, 2016 and December 31, 2015	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
144,976,421 at September 30, 2016 and December 31, 2015	144,976	144,976
Additional paid-in capital	9,626,582	9,477,089
Accumulated deficit	(9,701,535)	(9,557,195)
Total stockholders' equity	70,833	65,680
Total liabilities and stockholders' equity	$161,826	$157,035

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations
Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(As Restated)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Revenues
Sales	$167,602	$153,697	$494,798	$458,245
Cost of sales	41,076	39,244	118,528	109,382
Gross margin	126,526	114,453	376,270	348,863

Selling, general and administrative expenses	163,104	160,711	517,285	518,666
Depreciation and amortization expense	171	212	513	1,256
Total operating expenses	163,275	160,923	517,798	519,922

Other (income) expense
Interest income	(2)	(2)	(1,161)	(6)
Interest expense	1,241	1,366	3,973	4,098
Total expenses	164,514	162,287	520,610	524,014

Net income (loss) before income taxes	(37,988)	(47,834)	(144,340)	(175,151)

Provision for income taxes	-	-	-	-
Net income (loss)	$(37,988)	$(47,834)	$(144,340)	$(175,151)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	144,976,421	125,976,421	144,976,421	125,976,421
Diluted	144,976,421	125,976,421	144,976,421	125,976,421

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

Restatements

During the second quarter of fiscal 2017, the Company decided to not effectuate a previously declared reverse split of its common stock. Our financial statements have thus been restated to recognize changes in share-based information in our balance sheets and statements of operations. Please see Note 6 for more information.

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

The Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: 6,000,000 restricted shares in the name of Timothy E. Vance and 6,000,000 restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $Nil for the quarter ending September 30, 2016 and $7,600 for the quarter ending September 30, 2015. The company expensed $15,200 for the nine month period ended September 30, 2016 and $22,800 for the nine month period ended September 30, 2015. The total value of the 12,000,000 shares granted is $45,600.

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

During the quarter ended September 30, 2014, the Company amended its Articles of incorporation to authorize 1,000,000 shares of Series B Preferred Stock at a par value of $0.001 and issued 10,000 shares. The Series B shares were valued at $76,000 and were expensed during 2014. The Series B Preferred Stock may be issued to one or series by the terms of which may be and may include preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. The Series B Preferred Shares have the right to vote in the aggregate, on all shareholder matters votes equal to 51% of the total shareholder vote on any and all shareholder matters. The Series B Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of Data Call Technology stock is issued and outstanding in the future.

The Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: 6,000,000 restricted shares in the name of Timothy E. Vance and 6,000,000 restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $Nil for the quarter ending September 30, 2016 and $7,600 for the quarter ending September 30, 2015. The company expensed $15,200 for the nine month period ended September 30, 2016 and $22,800 for the nine month period ended September 30, 2015. The total value of the 12,000,000 shares granted is $45,600.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 144,976,421 are issued and outstanding at September 30, 2016 and December 31, 2015.

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

(6) Restatements

During the second quarter of fiscal 2017, the Company decided to not effectuate a previously declared 1 for 30 reverse split of its common stock. Our financial statements have thus been restated to recognize changes in share-based information in our balance sheets and statements of operations. See below for the effects of the adjustments on the Company's previously filed financial statements as of September 30, 2016.

Balance Sheets as of September 30, 2016
	(As Filed)	Adjustments	(As Restated)
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at September 30, 2016 and December 31, 2015	800	-	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at September 30, 2016 and December 31, 2015	10	-	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
144,976,421 at September 30, 2016	4,833	140,143	144,976
Additional paid-in capital	9,766,725	(140,143)	9,626,582
Accumulated deficit	(9,701,535)	-	(9,701,535)
Total stockholders' equity	70,833	-	70,833
Total liabilities and stockholders' equity	$161,826	$-	$161,826

Balance Sheets as of December 31, 2015
	(As Filed)	Adjustments	(As Restated)
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at September 30, 2016 and December 31, 2015	800	-	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at September 30, 2016 and December 31, 2015	10	-	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
144,976,421 at September 30, 2016 and December 31, 2015	4,833	140,143	144,976
Additional paid-in capital	9,617,232	(140,143)	9,477,089
Accumulated deficit	(9,557,195)	-	(9,557,195)
Total stockholders' equity	65,680	-	65,680
Total liabilities and stockholders' equity	$157,035	$-	$157,035

Statement of Operations for the three-month period ended September 30, 2016
	As Filed	Adjustments	As Restated

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.01)	$0.01	$(0.00)

Weighted average common shares:
Basic	4,832,547	140,143,874	144,976,421
Diluted	4,832,547	140,143,874	144,976,421

Statement of Operations for the nine-month period ended September 30, 2016
	As Filed	Adjustments	As Restated

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.03)	$0.03	$(0.00)

Weighted average common shares:
Basic	4,832,547	140,143,874	144,976,421
Diluted	4,832,547	140,143,874	144,976,421

Statement of Operations for the three-month period ended September 30, 2015
	As Filed	Adjustments	As Restated

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.01)	$0.01	$(0.00)

Weighted average common shares:
Basic	4,199,214	121,777,207	125,976,421
Diluted	4,199,214	121,777,207	125,976,421

Statement of Operations for the nine-month period ended September 30, 2015
	As Filed	Adjustments	As Restated

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.04)	$0.04	$(0.00)

Weighted average common shares:
Basic	4,199,214	121,777,207	125,976,421
Diluted	4,199,214	121,777,207	125,976,421

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

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q/A or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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
Date: June 15, 2017

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: June 15, 2017