Form 10-K/A
period 2016-12-31
Data Call Technologies
filed 2017-06-15
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K/A
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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2016, the aggregate market value of the 109,106,400 shares of common stock held by non-affiliates was approximately $327,319 based on the closing price on June 30, 2016. On December 31, 2016, the Registrant had 144,976,421 shares of common stock outstanding.

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

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

EXPLANATORY NOTE

Data Call Technologies, Inc. is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its annual report on Form 10-K for the year ended December 31, 2016, which was originally filed on April 12, 2017 (the "Original Filing"), to correct share-based information related to a reverse stock spilt, which was not effectuated. This Amendment properly reflects changes in share-based information in our balance sheets, statements of operations and statements of stockholders' equity.

Except with respect to the above change, this Amendment does not modify or update any other disclosures set forth in the Original Filing. The remaining items contained within this Form 10-K/A consist of all other items originally contained in the Original Filing and are included for the convenience of the reader.

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer as of the date of this filing.

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

PART I

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K/A of Data Call Technologies, Inc. (hereinafter the "Company", the "Registrant", “we”, “us”, or "Data Call") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K/A and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

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

ITEM 1A. RISK FACTORS. Table of Contents

Investing in our common stock, while providing investors with an equity ownership interest, involves a high degree of risk, including the potential loss of all or a significant portion of their investment. Shareholders will be subject to risks inherent in our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss, the size and extent of which cannot be predicted. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K/A for our year-ended December 31, 2016.

This annual report on Form 10-K/A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K/A.

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

•  the other risk factors described in this Form 10-K/A;
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

Shares eligible for future sale.

As of December 31, 2016, the Registrant had 144,976,421, shares of common stock issued and outstanding of which 32,461,440 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a six month holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine.

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2016, we have 144,976,321 shares of common stock issued and outstanding and 800,000 shares of preferred A stock issued and outstanding and 10,000 shares of preferred B stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval; to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

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

As discussed in note 10 to the financial statements, the 2016 and 2015 financial statements have been restated to correct an error in the financial statements.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
June 15, 2017

Data Call Technologies, Inc.
Balance Sheets
December 31, 2016 and 2015
(As Restated)

	2016	2015
	(As Restated)	(As Restated)
Assets
Current assets:
Cash	$53,499	$85,810
Accounts receivable	69,361	56,846
Prepaid expenses	17,000	11,370
Total current assets	139,860	154,026

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	127,642	126,364
Net property and equipment	931	2,209

Other assets	800	800
Total assets	$141,591	$157,035

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$20,336	$18,684
Accounts payable - related party	3,389	3,767
Accrued salaries - related party	460	42
Accrued interest	22,116	21,741
Convertible short-term note payable to related party - default	10,000	10,000
Deferred revenue - current	-	4,057
Short-term note payable to related party - default	26,028	33,064
Total current liabilities	82,329	91,355

Total liabilities	82,329	91,355

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2016 and 2015	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at December 31, 2016 and 2015	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
144,976,421 shares issued and outstanding
at December 31, 2016 and 2015, respectively.	144,976	144,976
Additional paid-in capital	9,671,609	9,477,089
Accumulated deficit	(9,758,133)	(9,557,195)
Total stockholders' equity (deficit)	59,262	65,680
Total liabilities and stockholders' equity (deficit)	$141,591	$157,035

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statements of Operations
Years ended December 31, 2016 and 2015
(As Restated)

	2016	2015
	(As Restated)	(As Restated)

Revenues:
Sales	$640,613	$605,105
Cost of sales	153,772	151,000
Gross margin	486,841	454,105

Selling, general and administrative expenses	682,325	678,869
Depreciation and amortization expense	1,278	1,462
Total operating expenses	683,603	680,331

Other (income) expenses:
Interest income	(1,163)	(9)
Interest expense	5,339	5,464
Total expenses	687,779	685,786

Net (loss) before income taxes	(200,938)	(231,681)

Provision for income taxes	-	-
Net (loss)	$(200,938)	$(231,681)

Net (loss) per common share - basic and diluted:
Net (loss) applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic and diluted	144,976,421	141,946,284

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statement of Stockholders' Equity (Deficit)
Years ended December 31, 2016 and 2015
(As Restated)

							Additional		Stockholders'
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2014	800,000	$800	10,000	$10	125,976,421	$125,976	$9,253,066	$(9,325,514)	$54,338
Shares issued for services	-	-	-	-	19,000,000	19,000	220,727	-	239,727
Fair value of options granted	-	-	-	-	-	-	3,296	-	3,296
Net loss	-	-	-	-	-	-	-	(231,681)	(231,681)
Balance year ended December 31, 2015	800,000	$800	10,000	$10	144,976,421	$144,976	$9,477,089	$(9,557,195)	$65,680
Shares issued for services	-	-	-	-	-	-	193,448	-	193,448
Fair value of options granted	-	-	-	-	-	-	1,072	-	1,072
Net loss	-	-	-	-	-	-	-	(200,938)	(200,938)
Balance year ended December 31, 2016	800,000	$800	10,000	$10	144,976,421	$144,976	$9,671,609	$(9,758,133)	$59,262

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
	Years Ended December 31,
	2016	2015
Net (loss)	$(200,938)	$(231,681)

Net (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	144,976,421	141,976,284
Diluted	144,976,421	141,976,284

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

Restatements

During the second quarter of fiscal 2017, the Company decided to not effectuate a previously declared reverse split of its common stock. Our financial statements have thus been restated to recognize changes in share-based information in our balance sheets and statements of operations. Please see Note 10 for more information.

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

During the first quarter of 2015, the Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: 6,000,000 restricted shares in the name of Timothy E. Vance and 6,000,000 restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon the closing price of the stock on the date of grant for services provided by the Executive officers in improving the Company's financial condition and operations. The shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $15,200 for the year ending December 31, 2016 (2015: $30,400). The total value of the 12,000,000 shares granted is $45,600.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 144,976,421 shares were issued and outstanding as of December 31, 2016 (2015: 144,976,421).

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

Note 10. Restatements

During the second quarter of fiscal 2017, the Company decided to not effectuate a previously declared 1 for 30 reverse split of its common stock. Our financial statements have thus been restated to recognize changes in share-based information in our balance sheets, statements of operations and statements of stockholders' equity. See below for the effects of the adjustments on the Company's previously filed financial statements as of December 31, 2016 and 2015.
Balance Sheets as of December 31, 2016
	(As Filed)	Adjustments	(As Restated)
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2016	800	-	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at December 31, 2016	10	-	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
144,976,421 at December 31, 2016	4,833	140,143	144,976
Additional paid-in capital	9,811,752	(140,143)	9,671,609
Accumulated deficit	(9,758,133)	-	(9,758,133)
Total stockholders' equity	59,262	-	59,262
Total liabilities and stockholders' equity	$141,591	$-	$141,591

Balance Sheets as of December 31, 2015
	(As Filed)	Adjustments	(As Restated)
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2015	800	-	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at December 31, 2015	10	-	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
144,976,421 at December 31, 2015	4,833	140,143	144,976
Additional paid-in capital	9,617,232	(140,143)	9,477,089
Accumulated deficit	(9,557,195)	-	(9,557,195)
Total stockholders' equity	65,680	-	65,680
Total liabilities and stockholders' equity	$157,035	$-	$157,035

Statement of Operations for the year ended December 31, 2016
	As Filed	Adjustments	As Restated

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.04)	$0.04	$(0.00)

Weighted average common shares:
Basic	4,832,547	140,143,874	144,976,421
Diluted	4,832,547	140,143,874	144,976,421

Statement of Operations for the year ended December 31, 2015
	As Filed	Adjustments	As Restated

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.04)	$0.04	$(0.00)

Weighted average common shares:
Basic	4,731,543	137,244,741	141,976,284
Diluted	4,731,543	137,244,741	141,976,284

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

(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant.
(2) In January 2013, Gary D. Woerz was appointed CFO of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.Table of Contents

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

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned (1)
Timothy E. Vance, CEO, COO and Director	14,176,410	9.77%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

Gary D. Woerz, CFO and Director	13,700,010	9.45%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

John Schafer, Director	1,000,000	0.69%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546
Director and Officer (3 people)	28,876,420	19.91%

(1) Applicable percentage ownership is based on 144,976,421 shares of common stock outstanding as of December 31, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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
 Date: June 15, 2017

By: /s/ Gary D. Woerz
Gary D. Woerz
Director
 Date: June 15, 2017