Form 10-Q/A
period 2017-03-31
Data Call Technologies
filed 2017-06-15
CIK 1321828

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

On May 12, 2016, the Registrant had 144,976,421 shares of common stock outstanding.

EXPLANATORY NOTE

Data Call Technologies, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its quarterly report on Form 10-Q for the period ended March 31, 2017, which was originally filed on May 12, 2017 (the "Original Filing"), to correct share-based information related to reverse stock spilt, which was not effectuated. This Amendment properly reflects changes in share-based information in our balance sheets and statements of operations.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.
Balance Sheets
March 31, 2017 (Unaudited) and December 31, 2016
(As Restated)
Table of Contents
	March 31, 2017 (Unaudited)	December 31, 2016
	(As Restated)	(As Restated)
Assets
Current assets:
Cash	$9,631	$53,499
Accounts receivable	110,479	69,361
Prepaid expenses	-	17,000
Total current assets	120,110	139,860

Property and equipment	128,573	128,573
Less accumulated depreciation and amortization	127,813	127,642
Net property and equipment	760	931

Other assets	800	800
Total assets	$121,670	$141,591

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$29,545	$20,336
Accounts payable - related party	10,616	3,389
Accrued salaries - related party	499	460
Accrued interest	22,241	22,116
Convertible short-term note payable to related party - default	10,000	10,000
Short-term note payable to related party - default	24,269	26,028
Total current liabilities	97,170	82,329

Total liabilities	97,170	82,329

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at March 31, 2017 and December 31, 2016	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at March 31, 2017 and December 31, 2016	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
4,832,547 shares issued and outstanding
at March 31, 2017 and December 31, 2016	144,976	144,976
Additional paid-in capital	9,715,750	9,671,609
Accumulated deficit	(9,837,036)	(9,758,133)
Total stockholders' equity (deficit)	24,500	59,262
Total liabilities and stockholders' equity (deficit)	$121,670	$141,591

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Condensed Statements of Operations
Three Months Ended March 31, 2017 and 2016 (Unaudited)
(As Restated)

	Three Months	Three Months
	ended	ended
	March 31, 2017	March 31, 2016
	(As Restated)	(As Restated)

Revenues
Sales	$152,239	$167,786
Cost of sales	35,911	42,046
Gross margin	116,328	125,740

Selling, general and administrative expenses	193,696	192,563
Depreciation and amortization expense	171	171
Total operating expenses	193,867	192,734

Other (income) expense
Interest income	(2)	(1,157)
Interest expense	1,366	1,366
Total expenses	195,232	192,943

Net income (loss) before income taxes	(78,903)	(67,203)

Provision for income taxes	-	-
Net loss	$(78,903)	$(67,203)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic	144,976,421	144,976,421
Diluted	144,976,421	144,976,421

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not indicative of the results that may be expected for the year ending December 31, 2017.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited financial statements and related footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2016.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of March 31, 2017 and December 31, 2016 as we believe all of our receivables are fully collectable.

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 144,976,421 shares were issued and outstanding as of March 31, 2017 and December 31, 2016.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2017	December 31, 2016
Equipment	3-5	$96,236	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		128,573	128,573
Less accumulated depreciation and amortization		(127,813)	(127,642)
Net property and equipment		$760	$931

(5) Shareholder Notes Payable

Repayments on shareholder notes payable during the quarter ended March 31, 2017 totaled $1,759 (2016: $1,759).

(6) Restatements

During the second quarter of fiscal 2017, the Company decided to not effectuate a previously declared 1 for 30 reverse split of its common stock. Our financial statements have thus been restated to recognize changes in share-based information in our balance sheets and statements of operations. See below for the effects of the adjustments on the Company's previously filed financial statements as of March 31, 2017.

Balance Sheets as of March 31, 2017
	(As Filed)	Adjustments	(As Restated)
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at March 31, 2017	800	-	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at March 31, 2017	10	-	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
144,976,421 at March 31, 2017	4,833	140,143	144,976
Additional paid-in capital	9,855,893	(140,143)	9,715,750
Accumulated deficit	(9,837,036)	-	(9,837,036)
Total stockholders' equity	24,500	-	24,500
Total liabilities and stockholders' equity	$121,670	$-	$121,670

Balance Sheets as of December 31, 2016
	(As Filed)	Adjustments	(As Restated)
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2016	800	-	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at December 31, 2016	10	-	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
144,976,421 at December 31, 2016	4,833	140,143	144,976
Additional paid-in capital	9,811,752	(140,143)	9,671,609
Accumulated deficit	(9,758,133)	-	(9,758,133)
Total stockholders' equity	59,262	-	59,262
Total liabilities and stockholders' equity	$141,591	$-	$141,591

Statement of Operations for the three-month period ended March 31, 2017
	As Filed	Adjustments	As Restated

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.02)	$0.02	$(0.00)

Weighted average common shares:
Basic	4,832,547	140,143,874	144,976,421
Diluted	4,832,547	140,143,874	144,976,421

Statement of Operations for the three-month period ended March 31, 2016
	As Filed	Adjustments	As Restated

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.01)	$0.01	$(0.00)

Weighted average common shares:
Basic	4,832,547	140,143,874	144,976,421
Diluted	4,832,547	140,143,874	144,976,421

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Our revenues for the three months ended March 31, 2017 were $152,239 compared to $167,786 for the three-month period ended March 31, 2016, representing a decrease of $15,547 or 9.3% during the same period in the prior year. The decrease was mainly due to fewer renewals at the beginning of the year.

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

Selling, General and Administrative expenses for the three months ended March 31, 2017 were $193,696 compared to $192,563 for the three-month period ended March 31, 2016, representing an increase of $1,133 from the same period in the prior year. The increase in SG&A expenses is mainly due to an increase in expenses related to the trade show. Net loss for the three months ended March 31, 2017 was $78,903 compared to a net loss of $67,203 for the three-month period ended March 31, 2016. The Company's net loss was higher due to the decrease in revenue.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Date: June 15, 2017

By: /s/ John Schafer
John Schafer
Director
Date: June 15, 2017