Form 10-Q
period 2017-09-30
Data Call Technologies
filed 2017-11-09
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

On November 9, 2017, the Registrant had 145,484,165 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.
Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016 (Restated)
Table of Contents

	September 30, 2017 (Unaudited)	December 31, 2016 (As Restated)
Assets
Current assets:
Cash	$64,956	$53,499
Accounts receivable	75,846	69,361
Prepaid expenses	8,672	17,000
Total current assets	149,474	139,860

Property and equipment	137,450	128,573
Less accumulated depreciation and amortization	133,300	127,642
Net property and equipment	4,150	931

Other assets	8,300	800
Total assets	$161,924	$141,591

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$33,822	$20,336
Accounts payable - related party	3,308	3,389
Accrued salaries - related party	484	460
Accrued interest	22,491	22,116
Convertible short-term note payable to related party - default	10,000	10,000
Deferred revenue	20,637	-
Short-term note payable to related party - default	20,751	26,028
Total current liabilities	111,493	82,329

Total liabilities	111,493	82,329

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at September 30, 2017 and December 31, 2016	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at September 30, 2017 and December 31, 2016	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
145,484,165 and 144,976,421 shares issued and outstanding
at September 30, 2017 and December 31, 2016, respectively	145,484	144,976
Additional paid-in capital	9,805,869	9,671,609
Accumulated deficit	(9,901,732)	(9,758,133)
Total stockholders' equity	50,431	59,262
Total liabilities and stockholders' equity	$161,924	$141,591

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations
Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(As Restated)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(As Restated)	(Unaudited)	(As Restated)

Revenues
Sales	$161,537	$167,602	$462,079	$494,798
Cost of sales	36,411	41,076	109,816	118,528
Gross margin	125,126	126,526	352,263	376,270

Selling, general and administrative expenses	131,762	163,104	486,112	517,285
Depreciation and amortization expense	5,315	171	5,657	513
Total operating expenses	137,077	163,275	491,769	517,798

Other (income) expense
Interest income	(1)	(2)	(5)	(1,161)
Interest expense	1,366	1,241	4,098	3,973
Total expenses	138,442	164,514	495,862	520,610

Net loss before income taxes	(13,316)	(37,988)	(143,599)	(144,340)

Provision for income taxes	-	-	-	-
Net income (loss)	$(13,316)	$(37,988)	$(143,599)	$(144,340)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	145,216,477	144,976,421	145,057,319	144,976,421
Diluted	145,216,477	144,976,421	145,057,319	144,976,421

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(143,599)	$(144,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,657	513
Stock-based compensation	133,727	148,641
Option expense	1,041	851
Changes in operating assets and liabilities:
Accounts receivable	(6,485)	(22,435)
Prepaid expenses	8,328	3,370
Other assets	(7,500)	-
Accounts payable	13,486	7,879
Accounts payable - related party	(81)	(914)
Accrued expenses	375	250
Accrued expenses - related party	24	1,758
Deferred revenues	20,637	(4,057)
Net cash provided by (used in) operating activities	25,610	(8,484)

Cash flows from investing activities:
Cash paid for purchase of fixed assets	(8,876)	-
Net cash used in investing activities	(8,876)	-

Cash flows from financing activities:
Principal payment on borrowing from related party	(5,277)	(5,277)
Net cash used in financing activities	(5,277)	(5,277)

Net increase (decrease) in cash	11,457	(13,761)
Cash at beginning of year	53,499	85,810
Cash at end of period	$64,956	$72,049

Supplemental Cash Flow Information:
Cash paid for interest	$3,723	$3,723
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
September 30, 2017

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2017 are not indicative of the results that may be expected for the year ending December 31, 2017.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2017 or December 31, 2016.

Revenue Recognition

The Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of September 30, 2017 and December 31, 2016 as we believe all of our receivables are fully collectable.

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

The following table presents the Company's Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	(Level 1)	(Level 2)	(Level 3)
September 30, 2017	$0	$0	$0
December 31, 2016	$0	$0	$0

Recent Accounting Pronouncements

In March, 2017, the FASB issued Update 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

In March 2017, the FASB issued Update 2017-07—Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.

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

(2) Related Party Transactions

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the third quarter of 2017 was $44,765 (2016: $44,805) and $132,916 for the nine months ended September 30, 2017 (2016: $133,441). The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2015, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $Nil (September 30, 2016: $266) in stock option compensation expense, in relation to these options for the nine month period ended September 30, 2017. The Black-Scholes model calculations included stock price on date of measurement of $0.0036, exercise price of $0.001, a term of 1.5 years, computed volatility of 251% and a discount rate of 0.33%. The January 2015 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2016, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $77 (September 30, 2016: $585) in stock option compensation expense, in relation to these options for the nine month period ended September 30, 2017. The Black-Scholes model calculations included stock price on date of measurement of $0.0014, exercise price of $0.001, a term of 3 years, computed volatility of 105% and a discount rate of 1.01%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2017, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $964 (September 30, 2016: $Nil) in stock option compensation expense, in relation to these options for the nine month period ended September 30, 2017. The Black-Scholes model calculations included stock price on date of measurement of $0.002, exercise price of $0.001, a term of 3 years, computed volatility of 124% and a discount rate of 1.93%. The January 2017 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

The Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: 6,000,000 restricted shares in the name of Timothy E. Vance and 6,000,000 restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $Nil for the quarter ending September 30, 2017 and $7,600 for the quarter ending September 30, 2016. The company expensed $Nil for the nine month period ended September 30, 2017 and $15,200 for the nine month period ended September 30, 2016. The total value of the 12,000,000 shares granted is $45,600.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to September 30, 2016. The remaining balance of the note as of September 30, 2017 and December 31, 2016 was $20,751 and $26,028, respectively. The interest for the note payable has been calculated annually and has been paid for the quarter ended September 30, 2017 and the year ended December 31, 2016.

As of September 30, 2017 and December 31, 2016, convertible notes payable to related party had a balance of $10,000. The note is past due and considered in default. The interest for the note payable has been calculated annually and has been accrued for the quarter ended September 30, 2017 and the year ended December 31, 2016.

As of September 30, 2017 and December 31, 2016, the total due to management for past accrued salaries is $484 and $460, respectively.

As of September 30, 2017 and December 31, 2016, the total due to management included in accounts payable is $3,308 and $3,389, respectively.

During the nine month periods ended September 30, 2017 and September 30, 2016, the company repaid a total of $5,277 and $5,277, respectively, to related parties on various note payables.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at September 30, 2017 and December 31, 2016. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $0.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of September 30, 2017 or December 31, 2016. Unaccrued and undeclared dividends were $3,600 and $4,800 as of September 30, 2017 and December 31, 2016, respectively.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the third quarter of 2017 was $44,765 (2016: $44,805) and $132,916 for the nine months ended September 30, 2017 (2016: $133,441). The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

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

The Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: 6,000,000 restricted shares in the name of Timothy E. Vance and 6,000,000 restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $Nil for the quarter ending September 30, 2017 and $7,600 for the quarter ending September 30, 2016. The company expensed $Nil for the nine month period ended September 30, 2017 and $15,200 for the nine month period ended September 30, 2016. The total value of the 12,000,000 shares granted is $45,600.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	2.60	$0.001	900,000

The Company recorded $964 (September 30, 2016: $Nil) in stock option compensation expense, in relation to these options for the nine month period ended September 30, 2017. Total stock option compensation expense is calculated at $1,460.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	1.73	$0.001	900,000

The Company recorded $77 (September 30, 2016: $585) in stock option compensation expense, in relation to these options for the nine month period ended September 30, 2017. Total stock option compensation expense is calculated at $884.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.69	$0.001	900,000

The Company recorded $Nil (September 30, 2016: $266) in stock option compensation expense, in relation to these options for the ninemonth period ended September 30, 2017. Total stock option compensation expense is calculated at $3,039.

During the quarter ended September 30, 2017 the Company granted 507,744 shares of common stock to two consultants for services provided. The stock was valued using the grant date closing price for the Company’s stock for a total compensation expense of $812.

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 145,484,165 and 144,976,421 are issued and outstanding at September 30, 2017 and December 31, 2016, respectively.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2017	December 31, 2016
Equipment	3-5	$105,113	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		137,450	128,573
Less accumulated depreciation and amortization		(133,300)	(127,642)
Net property and equipment		$4,150	$931

(5) Shareholder Notes Payable and Convertible Notes Payable

Repayments on shareholder notes payable during the nine month period ended September 30, 2017 totaled $5,277 (2016: $5,277).

(6) Restatements

During the third quarter of fiscal 2017, the Company decided to not effectuate a previously declared 1 for 30 reverse split of its common stock. Our financial statements have thus been restated to recognize changes in share-based information in our balance sheets and statements of operations. See below for the effects of the adjustments on the Company's previously filed financial statements as of December 31, 2016.

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

(7) Other Assets

The Company’s other assets consist of deposits on leased property of $800 and deposits on fixed assets not yet in use as of September 30, 2017 of $7,500.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Our revenues for the three months ended September 30, 2017 were $161,537, compared to $167,602 for the three-month period ended September 30, 2016, representing a decrease of $6,065 or approximately 3.6%. The decrease in revenues was mainly due to the reduction of content purchased by some customers.

Costs of sales for the three months ended September 30, 2017 were $36,411 compared to $41,076 for the three-month period ended September 30, 2016, cost of sales for the quarter decreased $4,665. These costs are related to the licensing and royalty expense required providing enhanced subscription services.

Gross margins for the three months ended September 30, 2017 were $125,126 compared to $126,526 as of September 30, 2016, or 77.5% for the three-month period ended September 30, 2017 as compared to 75.5% for the three-month period ending September 30, 2016.

Selling, General and Administrative expenses for the three months ended September 30, 2017 were $131,762 compared to $163,104 for the three-month period ended September 30, 2016, representing a decrease of $31,342 from the same period in the prior year. The decrease in SG&A expenses is mainly due to a decrease in personnel and expenses.

Depreciation and amortization expenses for the three months ended September 30, 2017 were $5,315 compared to $171 for the three-month period ended September 30, 2016, representing an increase of $5,144 from the same period in the prior year. The increase in depreciation and amortization expenses is mainly due to fixed asset additions during 2017.

Other (income) expense for the three months ended September 30, 2017 was $1,365 compared to $1,239 for the three-month period ended September 30, 2016, representing an increase in other expense of $126 from the same period in the prior year. The increase was mainly due to interest expense.

Net loss for the three months ended September 30, 2017 was $13,316 compared to a net loss of $37,988 for the three-month period ended September 30, 2016. The Company's net loss was lower due to the decrease in expenses.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Our revenues for the nine months ended September 30, 2017 were $462,079, compared to $494,798 for the nine-month period ended September 30, 2016, representing a decrease of $32,719 or approximately 6.6%. The decrease in revenues was mainly due to the reduction of content purchased by some customers.

Costs of sales for the nine months ended September 30, 2017 were $109,816, compared to $118,528 for the same period of the prior year. This decrease was due the costs related to the licensing and royalty expense required to provide the subscription services and the additional cost associated with the increase in revenue.

Gross margins for the nine months ended September 30, 2017 were $352,263 compared to $376,270 as of September 30, 2016, or 76.2% for the nine-month period ended September 30, 2017 as compared to 76.0% for the nine-month period ending September 30, 2016.

Selling, General and Administrative expenses for the nine months ended September 30, 2017 were $486,112 compared to $517,285 for the nine-month period ended September 30, 2016, representing a decrease of $31,173 from the same period in the prior year.

Depreciation and amortization expenses for the nine months ended September 30, 2017 were $5,657 compared to $513 for the nine-month period ended September 30, 2016, representing an increase of $5,144 from the same period in the prior year. The increase in depreciation and amortization expenses is mainly due to fixed asset additions during 2017.

Other (income) expense for the nine months ended September 30, 2017 was $4,093 compared to $2,812 for the nine-month period ended September 30, 2016, representing an increase in other expense of $1,281 from the same period in the prior year. The increase was mainly due to interest expense and reduced interest income in 2017.

Net loss for the nine months ended September 30, 2017 was $143,599 compared to a net loss of $144,340 for the nine-month period ended September 30, 2016. The Company's net loss was lower due to the reduction of administrative costs.

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $149,474, consisting of $64,956 in cash, $75,846 in accounts receivable, and $8,672 in prepaid expenses and had total current liabilities of $111,493 consisting or $37,130 in accounts payable, $22,975 in accrued expenses, $20,637 in deferred revenue and $30,751 in notes payable.

At September 30, 2017, we had a positive working capital of $37,981 and an accumulated deficit since inception of $9,901,732. The Company had net cash used by operating activities of $25,610 during the nine-month period ended September 30, 2017, which was mainly due to a net loss of $143,599, stock for services and options expense of $134,768, a decrease in accounts receivable of $6,485, offset by an increase in accounts payable of $13,405, an increase in accrued expenses of $399, an increase in prepaid expenses of $8,328, increase in other assets of $7,500, an increase of deferred revenue of $20,637 and depreciation expense of $5,657.

We had investing activities of $8,876 during the nine-month period ended September 30, 2016 for the purchase of fixed assets. We used $5,277 in our financing activities during the nine months ended September 30, 2017 and 2016, for the repayment of a shareholder notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2017. Management has identified corrective actions to address the weaknesses and plans to implement them during the third quarter of 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the third quarter of 2017, which were identified in connection with management's evaluation required by paragraph (d)　of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Date: November 9, 2017

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 9, 2017