Form 10-K
period 2017-12-31
Data Call Technologies
filed 2018-03-08
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2017, the aggregate market value of the 109,106,400 shares of common stock held by non-affiliates was approximately $196,312 based on the closing price on June 30, 2017 　On March 7, 2018, the Registrant had 145,484,165 shares of common stock outstanding.

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

Our mission is to continue to exponentially grow our offering of our proprietary subscription services by integrating cutting-edge information/content delivery solutions to and within the control of retail and commercial resellers CMS manufacturers and end-users. Our Company's services put its clients in control of real-time news, sports, weather and other dynamic content, displayed within one or multiple locations, spanning from local, regional to global end points, through Digital Signage and Kiosk networks.

Our business plan continues to focus on growing our client base by effectively offering this real-time and licensed information/content displayed through Digital Signage and Kiosk networks, seeking to improve the delivery, security, and variety of information/content services to the growing Digital Signage and Kiosk community.

Overview - What Is Digital Signage?

You've seen Digital Signage, it's everywhere. Whether you're shopping, trying to find your way through the airport, in a taxi, or even along the highway on your way home, it's there. LED and LCD displays are continually replacing printed marketing materials such as signs and placards, as well as the old-school whiteboard, for product and corporate branding, marketing and assisted selling. The appeal of instantly updating product videos and promotional messages on one or thousands of remotely located displays is driving the adoption of this growing marketing platform. Digital Signage presentations are typically comprised of repeating loops (playlists) of information used to brand, market or sell the owner's products and services or corporate messaging. But once viewed, this information becomes repetitive and the viewer tunes it out, resulting in low retention of the client's message. As digital signage has matured, the characteristics of the digital signage presentations have taken center-stage requiring fresh, relevant and dynamic content mixed within the marketing messages. Dynamic Content is key.

Digital Signage Matures

We are experiencing the Digital Signage Industry (back then called connected signage) steadily maturing and Data Call, through its multiple industry specific relationships, continues its engagement and influence in the direction of the Digital Signage industry. Data Call has been performing in this space for well over a decade. Our company has staked claim in assisting the industry's birth and maintains its prime position to enjoy and benefit from this industry's growth.

Early on, a business desiring to achieve commercial benefits from the use of digital signage was often confronted by a plethora of hardware and software solutions, all offering their own "standard" of what digital signage should be. Typical customers for digital signage were most-often offered expensive hardware to present digital signage with a very minimalistic content management solution (CMS), lacking the full package of content with which to build and tailor their systems for their target customer base.

Those early adopters of digital signage, often had to realize that their digital signage hardware vendors lacked the acumen to fully provide best practice of content strategy. The tools to manage content were provided, but not the content. From our inception, Data Call recognized that early signage providers and their typical customers lacked that key component - the offering of a comprehensive content package.

As the cost of platforms supporting infrastructure and digital displays have fallen significantly, digital signage has become more accessible to a wider range of potential users. Companies in our industry have come to understand, as we have preached since our inception, that the cost of Data Call's integrated, content-flexible subscription service is extremely cost effective - and licensed for redistribution over their networks. The benefit that Data Call continues to provide our client base, in the form of ongoing content development, is expected to continue to provide our customers with desirable user-friendly content and content services.

The Need for Speed - Active Content

Active and dynamic content is the integral part of digital signage presentations that must be constantly updated with timely and relevant information to attract and retain target viewers to the products, services, or messaging offered by typical Digital Signage clients. For instance, a typical presentation may contain ten 15-second loops that provide the primary message of the presentation, but the active dynamic content, such as that provided by Data Call, is updated with new information constantly throughout the day. Those seeking to add active and dynamic content to their digital signage presentations are educated and advised to subscribe to Data Call's dynamic content rather than attempting to illegally "cut and paste" or "scrape" broadcast content or RSS Feeds "not for commercial use" of others into their digital signage presentation.

By integrating Data Call's content as a meaningful component of digital signage presentations, our clients can legally provide the entertainment and information content necessary to enhance the target customer's information retention without disrupting the core message of the presentation. Some of the Infotainment categories provided by Data Call include news, sports, weather, financial data, the latest traffic alerts, among many others. With such a broad range of offerings, our clients have access to this active and dynamic content they need, regardless of the target customers and market they are addressing.

Our Business Opportunities

Our many opportunities for client development in the digital signage industry are growing exponentially. While many companies in our industry have traditionally outsourced all or part of their content creation, Data Call serves as a provider of dynamic active content to clients on a tailored basis. Whether a client desires general entertainment information for customers, such as news, sports, stock market quotes, etc. or location-specific content, such as local weather, traffic, etc., our research and experience has validated our long-held mantra that dynamic content draws and retains our clients' target viewers to their digital signage and keeps viewers engaged throughout the client presentation.

Since our inception, management has developed and maintains strong relationships working with the leaders and associations of the digital signage industry. Collaborative efforts have successfully created, now industry standard, data formats and methods to facilitate the delivery of our dynamic content more easily and efficiently for integration into most hardware and software products.

Partners, Not Customers

Data Call's enduring approach to our clients is to build long-lasting partnerships by creating client relationships that we believe are unique in the digital signage industry. We understand that each client has their own content requirements. In developing dynamic content for individual digital signage clients, we have identified three content-related factors: (i) reliability; (ii) objectivity; and (iii) ease of implementation. To address the reliability requirement, we are engaged in multiple license arrangements with the leading providers of news, weather, sports and financial information, among other client-desired content rather than either: (i) downloading and repackaging content sourced from the Internet (which may be illegal); or (ii) Scraping RSS feeds from news organizations (which may come and go at the provider's whim - not to mention this practice is also illegal).

Licensing data from these premier providers has also served us by satisfying the second criteria, objectivity. Because it is commonly recognized that Internet content may often be unreliable, unverifiable and biased, early on, we determined that we could not simply use unfiltered Internet content for delivery to our clients. Our proper licensing of data facilitates the standard of delivery and implementation by our client/partners. Data Call does the heavy lifting by taking care of not just the licensing, but the proper formatting of that data for consumption by the industry utilizing our multiple formats offered. Data Call has understood that it's Digital Signage and Kiosk clients needed a more complete service than to endeavor the sourcing of active content from multiple vendors. As a result, our flexible content plans permit our clients to do "one stop shopping" for all dynamic content requirements by licensing subscriptions through us.

We empower our clients to receive customized dynamic content subscriptions to be displayed in a multitude of ways (banners, tickers, scrolls or visualizations integrated with the overall presentations). We have created "Playlist Ready" offerings and produced and distribute multiple sets of common data layouts in the industry-standard formats such as XML (extensible markup language), JSON　(JavaScript Object Notation), JPEG (Joint Photographic Experts Group), RSS (Rich Site Summary, often called Really Simple Syndication), MRSS (Media RSS) and MPEG (Moving Pictures Expert Group). With the advent of HTML5 (5th version of Hypertext Markup Language), even more delivery methods have been made available to our clients, many of whom have found any one or a combination of these formats to be easily integrated into their products. Nevertheless, we have also produced customized data formats and visualizations to the exact and specific requirements of our clients/partners, which, we believe ensures a higher level of reliability and ease of implementation.

Market demand, opportunity and technology converge at a single point in time, and Data Call continues hold its position. Our integrity persistently builds our business. Digital signage platforms steadily evolve to meet mass market requirements, costs for hardware and software are falling to the point of becoming commodities and the markets for digital signage are clarifying through historical trial and error.

Business Operations

March of 2017, we released our Direct Lynk Manager (DLManager) customer portal at the Digital Signage Expo in Las Vegas. The DLManager incorporates In the Direct Lynk Media platform with major enhancements and options that enable the client to self-serve in a webstore environment. This is a moderated space that allows proper "white glove" treatment by our staff that our clients have come to expect and appreciate. Once the client is comfortable with navigation of the portal, they may then set up multiple groups and displays within their account for testing results in a demo fashion free of charge. Upon completion of their content selections and distribution points, the client may purchase the proper number of licenses needed to support their sections through various plans offered within the portal.

Some of the current types of data and information, for which a client may subscribe to through the Direct Lynk System, in multiple formats include:

•	Headline News - top world and national news headlines;
•	Business News - top business headlines;
•	Financial Highlights - world-based financial indicators;
•	Entertainment News - top entertainment headlines;
•	Health/Science News - top science/health headlines;
•	Strange News- latest off-beat news headlines;
•	Sports Headlines - top sports headlines;
• AP News Minute Video •AP This Day In History Videos •AP Entertainment Minute Videos
•	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;
•	National Football League - latest game schedule, and in-game updates;
•	National Basketball Association - latest game schedule, and in-game updates;
•	Major league soccer - latest game schedule, and in-game updates;
•	National Hockey League - latest game schedule, and in-game updates;
•	NCAA Football - latest game schedule, and in-game updates;
•	NCAA Men's Basketball - latest game schedule, and in-game updates;
•	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament;
•	NASCAR top 10 race positions updated every 20 laps throughout the race;
•	Traffic Mapping;
•	Animated Doppler Radar and Forecast Maps;
•	Listings of the day's horoscopes;
•	Listings of the birthdays of famous persons born on each day;
•	Health and Wellness;
•	Listings of historical events which occurred on each day in history; and
•	Localized Traffic and Weather Forecasts.

We continually add different types of content per client requests. We provide our DLM services to our clients and other potential customers through the Internet. All DLM Services are real-time information services providing a wide range of up-to-date information for display. These services are designed to work concurrently with customers' existing digital signage systems. The Direct Lynk Messenger product is scheduled to be sunset within the next 12 months, as DLMedia gradually moves into a legacy status with the DLManager portal taking the forefront.

Since our inception in 2002, we have come to deeply understand that this industry provides an exciting platform for advertisers, including our clients, to promote, inform, educate, and entertain their customers and employees regarding their business products, services, and corporate communications. Through Digital Signage, and Digital Out of Home (DOOH) businesses can use a single display or a complex, networked series of displays and video walls to market their products and services directly at their facilities and elsewhere to their customers and employees in real time. Additionally, because the core of Digital Signage advertising takes place in real time, businesses can change their marketing and messaging efforts literally from moment to moment and over the course of a day or such other period as they may determine.

We believe that the ability of our clients to display in real-time, the information and content we deliver, better allows our clients to tailor their products, services, advertising and messaging to individual and target-group customers, thereby advertising and offering, for example, inventory and sales discounts that may be designed to appeal to those individual customers and target customer groups, increasing sales and revenues. We believe that the benefits of on-site, real-time Digital Signage displays compared to regular print or video advertising are substantial and include, among other advantages, being able to immediately change digitally-displayed images/advertisements depending on our client's customers own situation, not simply being restricted by in-store print circulars produced days, weeks or even months in advance, which may become stale or obsolete prior to or shortly after publication and dissemination.

We specialize in enabling our clients to create their own Digital Signage content feeds which are delivered online directly to their chosen, electronic digital display devices at their various facilities. The only requirements our clients must have are: (i) a supported, third-party Digital Signage or Kiosk equipment solution - through a CMS or a standalone player, or similar device, which receives the data from our servers online; and (ii) an Internet connection. Our DLM System is supported by various, readily available third-party systems, varying in costs from inexpensive monthly cloud-based licenses to much more extensive and expensive content management/playback systems. Our Systems allow customers to select from their pre-determined data and information subscriptions offered. We enable our clients to also select location specific content they wish to receive based on how and where their Digital Signage network is configured.

In December of 2017 the company completed the arduous task of reconstructing our back-end systems architecture. This task was initialized to exploit the latest technology advances within our space, utilizing our data center efficiencies to further streamline our processes. One of the greater culminations of this effort yielded the Data Call API (Application Programming Interface) allowing our enterprise channel partners to embed our products within their offerings to further widen our reach.

Data Call continues to grow its client base through relationships that are gained through industry events such as seminars and trade shows. Our company has become a leader in syndicated content and custom content development for Digital Signage. Our licensed content is utilized on thousands of screens in hundreds of deployments. We are truly excited of our continued growth through our resellers, CMS manufacturers and end users.

Dependence On A Few Major Customers

At December 31, 2017, we had over 1,000 customer/subscribers for our Direct Lynk System, which customers are relatively small, paying cumulatively an average monthly fee to Data Call of $10,000. We also have several larger new potential partner/clients that are testing our Digital Link Media products, and we expect that some or all of them may be expected to become significant clients in the near future. During the year ended December 31, 2017, we were dependent upon two major customers, who accounted for approximately 81% of our revenues. During the year ended December 31, 2016, we were dependent upon two major customers, who accounted for approximately 79% of our revenues.

Notwithstanding the forgoing, based upon recent communications with several potential clients who are volume users and/or wholesale distributors of digital signage content and content management systems, we believe that during 2018, several new clients will contribute significant revenue which should materially reduce our reliance on our three major customers to less than 50%. As a result, we believe that that we should become far less reliant on a few business clients for our source of revenue. However, there can be no assurance that our belief will prove to be justified or, if justified, that such trend will continue for any future period, if at all.

Employees

At December 31, 2017, we had 4 full-time employees, including our two executive officers. Depending upon our level of our growth, if any, we expect that we may or will be required to hire additional personnel in the areas of sales and marketing, software design, research and development and otherwise, during 2017 and continuing into 2018. However, we will be dependent upon revenue growth and profitability, of which there can be no assurance, to fund any increase in staff. None of our employees are covered by a selective bargaining agreement

Estimate Of The Amount Spent On Research And Development　Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development to create our Direct Lynk Messenger Systems, including software and hardware development and testing costs. The amount spent on this research and development from inception through December 31, 2017 is approximately $2,000,000.

ITEM 1A. RISK FACTORS. Table of Contents

Investing in our common stock, while providing investors with an equity ownership interest, involves a high degree of risk, including the potential loss of all or a significant portion of their investment. Shareholders will be subject to risks inherent in our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss, the size and extent of which cannot be predicted. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K for our year-ended December 31, 2017.

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

We are dependent on the abilities of our sales and marketing activities to generate new clients for subscriptions to our Direct Lynk Systems and to broaden our customer base. While the number of paying subscribers for our Direct Lynk System increased during December 31, 2017 compared to December 31, 2016, there can be no assurance that our sales and marketing efforts will be able to market acceptance for our Direct Lynk System and increase our customer base to a level that will permit continued profitable operations. If our sales and marketing cannot continue to achieve market acceptance for our Direct Lynk Systems, and increase our customer base to a level that will permit profitable operations. If our sales and marketing efforts are unable to continue to generate new customers, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

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

Shares eligible for future sale.

As of December 31, 2017, the Registrant had 145,484,165, shares of common stock issued and outstanding of which 34,861,850 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a six-month holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine.

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2017, we have 145,484,165 shares of common stock issued and outstanding and 800,000 shares of preferred A stock issued and outstanding and 10,000 shares of preferred B stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval; to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

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

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.0020	$0.0012	$0.0042	$0.0014	$0.0040	$0.0036
Second Quarter ended June 30	$0.0018	$0.0018	$0.0038	$0.0025	$0.0032	$0.0029
Third Quarter ended September 30	$0.0016	$0.0016	$0.0028	$0.0015	$0.0028	$0.0023
Fourth Quarter ended December 31	$0.0021	$0.0017	$0.0021	$0.0014	$0.0018	$0.0015

As of December 31, 2017, our shares of common stock were held by approximately 189 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA. Table of Contents

N.A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION. Table of Contents

Results of Operations during the year ended December 31, 2017 as compared to the year ended December 31, 2016

We had $612,798 of sales revenue for the year ended December 31, 2017, compared to sales revenue of $640,613 for the year ended December 31, 2016, a decrease in sales revenue of $27,815 or approximately a 4.4% decrease from the prior year. We generate revenues through subscription fees received in connection with our DL Manager and InfoServices.

We had total costs of sales for the year ended December 31, 2017 of $150,039 compared to total costs of sales of $153,772 for the year ended December 31, 2016, or a decrease 2.43% of which resulted in a gross margin of $462,759 for the year ended December 31, 2017 or 75.5%, compared to a gross margin of $486,841 or 76% for the year ended December 31, 2016, a decrease in gross margin of $24,082 from the prior year, our decrease in gross margin was due to our decrease in revenue.

Cost of sales as a percentage of sales was 24.5 % for the year ended December 31, 2017, compared to 24% for the year ended December 31, 2016. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease as we expect to take advantage of applicable economies of scale. Our operating expenses decreased to $651,695 for the year ended December 31, 2017, compared to total expenses of $683,603 for the year ended December 31, 2016, a decrease in expenses of $31,908 from the prior period. The decrease in expenses for the year of 2017 was due to the company's ongoing efforts to expand its business opportunities in the most cost effective and efficient means while reducing costs. We had a net loss of $194,393 for the year ended December 31, 2017, compared to a net loss of $200,938 for the year ended December 31, 2016. While there can be no assurance regarding our operating results in 2018, we believe that we will experience a significant reduction in non-cash expense as well as increased operating revenues which should result in profitable operations.

Liquidity and Capital Resources

We had current assets of $124,076 as of December 31, 2017, which consisted of, $44,590 in cash, accounts receivable of $73,386 and $6,100 in prepaid expense.

We had total assets of $133,174 as of December 31, 2017, compared to $141,591 as of December 31, 2016 or a decrease of $8,417, which consisted of current assets of $124,076, total property and equipment (net of accumulated depreciation) of $8,298, which included high end flat screen televisions, computers and software equipment responsible for running our DL Manager InfoCall Services and our Image Library which are stored in our Friendswood office and other off site locations; and other assets of $800, which included our deposit on our Friendswood office space.

We had total liabilities of $88,364 as of December 31, 2017, compared to $82,329 as of December 31, 2016, an increase of $6,035, primarily consisting of accounts payable of $21,826 accrued expenses of $23,100, short-term notes of $28,992 and deferred revenue of $14,446. We had positive working capital of $35,712 and an accumulated deficit of $9,952,526 as of December 31, 2017.

Operating activities provided $14,503 of cash for the year ended December 31, 2017, which was mainly due to a net loss of $194,393, common stock and options expense of $179,941, increase in depreciation expense of $9,009 increase in accounts receivables of $4,025, decrease in prepaid expenses of $10,900, decrease in accounts payable of $1,899, increase in accrued expenses of $524, and change in deferred revenue of $14,446.

We had investing activities for the year ended December 31, 2017 of $16,376 for capital expenditures for equipment and no investing activities for the year ended 2016, respectively.

We had financing activities of $7,036 primarily for the pay down of borrowings from related party during 2017 as compared to 2016 we had financing activity of $7,036 for the pay down of borrowings from related party.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any off-balance sheet arrangements as defined in Item　303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2017 and 2016, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2017 and 2016, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors & Stockholders of
Data Call Technologies, Inc.
Friendswood, Texas

We have audited the accompanying balance sheets of Data Call Technologies, Inc. as of December 31, 2017 and 2016 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the two-year period ended December 31, 2017. Data Call's management is responsible for the financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Call Technologies, Inc. as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the two years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 8, 2018

Data Call Technologies, Inc.
Balance Sheets
December 31, 2017 and 2016

	2017	2016
Assets
Current assets:
Cash	$44,590	$53,499
Accounts receivable	73,386	69,361
Prepaid expenses	6,100	17,000
Total current assets	124,076	139,860

Property and equipment	144,949	128,573
Less accumulated depreciation and amortization	136,651	127,642
Net property and equipment	8,298	931

Other assets	800	800
Total assets	$133,174	$141,591

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$18,122	$20,336
Accounts payable - related party	3,704	3,389
Accrued salaries - related party	484	460
Accrued interest	22,616	22,116
Convertible short-term note payable to related party - default	10,000	10,000
Deferred revenue - current	14,446	-
Short-term note payable to related party - default	18,992	26,028
Total current liabilities	88,364	82,329

Total liabilities	88,364	82,329

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at December 31, 2017 and 2016	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at December 31, 2017 and 2016	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
145,484,165 and 144,976,421 shares issued and outstanding
at December 31, 2017 and 2016, respectively.	145,484	144,976
Additional paid-in capital	9,851,042	9,671,609
Accumulated deficit	(9,952,526)	(9,758,133)
Total stockholders' equity (deficit)	44,810	59,262
Total liabilities and stockholders' equity (deficit)	$133,174	$141,591

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statements of Operations
Years ended December 31, 2017 and 2016

	2017	2016

Revenues:
Sales	$612,798	$640,613
Cost of sales	150,039	153,772
Gross margin	462,759	486,841

Selling, general and administrative expenses	642,686	682,325
Depreciation and amortization expense	9,009	1,278
Total operating expenses	651,695	683,603

Other (income) expenses:
Interest income	(7)	(1,163)
Interest expense	5,464	5,339
Total expenses	657,152	687,779

Net (loss) before income taxes	(194,393)	(200,938)

Provision for income taxes	-	-
Net (loss)	$(194,393)	$(200,938)

Net (loss) per common share - basic and diluted:
Net (loss) applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic and diluted	145,164,908	144,976,421

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statement of Stockholders' Equity (Deficit)
Years ended December 31, 2017 and 2016

							Additional		Stockholders'
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2015	800,000	$800	10,000	$10	144,976,421	$144,976	$9,477,089	$(9,557,195)	$65,680
Shares issued for services	-	-	-	-	-	-	193,448	-	193,448
Fair value of options granted	-	-	-	-	-	-	1,072	-	1,072
Net loss	-	-	-	-	-	-	-	(200,938)	(200,938)
Balance year ended December 31, 2016	800,000	$800	10,000	$10	144,976,421	$144,976	$9,671,609	$(9,758,133)	$59,262
Shares issued for services	-	-	-	-	507,744	508	178,025	-	178,533
Fair value of options granted	-	-	-	-	-	-	1,408	-	1,408
Net loss	-	-	-	-	-	-	-	(194,393)	(194,393)
Balance year ended December 31, 2017	800,000	$800	10,000	$10	144,484,165	$145,484	$9,851,042	$(9,952,526)	$44,810

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Statements of Cash Flows
Years ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net (loss)	$(194,393)	$(200,938)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Shares issued for services	178,533	193,448
Options expense	1,408	1,072
Depreciation and amortization of property and equipment	9,009	1,278
(Increase) decrease in operating assets:
Accounts receivable	(4,025)	(12,515)
Prepaid expenses	10,900	(5,630)
Accounts payable	(2,214)	1,652
Accounts payable - related party	315	(378)
Accrued expenses - related party	24	418
Accrued interest	500	375
Deferred revenues	14,446	(4,057)
Net cash provided by (used in) operating activities	14,503	(25,275)

Cash flows from investing activities
Capital expenditure for equipment	(16,376)	-
Net cash (used in) investing activities	(16,376)	-

Cash flows from financing activities:
Principal payment on debt - related party	(7,036)	(7,036)
Net cash (used in) financing activities	(7,036)	(7,036)

Net increase (decrease) in cash	(8,909)	(32,311)
Cash at beginning of year	53,499	85,810
Cash at end of year	$44,590	$53,499

Supplemental Cash Flow Information:
Cash paid for interest	$4,964	$4,964
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Notes to Financial Statements
December 31, 2017

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2017 or 2016.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of December 31, 2017 and 2016 as we believe all of our receivables are fully collectable.

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

Earnings (Loss) Per Share

The basic net income per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the years ended December 31, 2017 and 2016, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. In years with a net loss, potentially dilutive securities are not included because their effect is anti-dilutive.
	Years Ended December 31,
	2017	2016
Net (loss)	$(194,393)	$(200,938)

Net (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	145,164,908	144,976,421
Diluted	145,164,908	144,976,421

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

The following table presents the Company's assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2017 and 2016:
	(Level 1)	(Level 1)	(Level 3)
2017	$0	$0	$0
2016	$0	$0	$0

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

In March 2017, the FASB issued Update 2017-07 - Compensation -Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.

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

Note 2. Related Party Transactions.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in 2017 was $177,721 and the expense in 2016 was $178,247. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2015, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $Nil (2016: $266) in stock option compensation expense, in relation to these options. The Black-Scholes model calculations included stock price on date of measurement of $0.0036, exercise price of $0.001, a term of 1.5 years, computed volatility of 251% and a discount rate of 0.33%. The January 2014 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2016, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $77 (2016: $1,072) in stock option compensation expense, in relation to these options for the year ended December 31, 2017. The Black-Scholes model calculations included stock price on date of measurement of $0.0014, exercise price of $0.001, a term of 3 years, computed volatility of 105% and a discount rate of 1.01%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2017, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $1,331 (December 31, 2016: $Nil) in stock option compensation expense, in relation to these options for the tweve month period ended December 31, 2017. The Black-Scholes model calculations included stock price on date of measurement of $0.002, exercise price of $0.001, a term of 3 years, computed volatility of 124% and a discount rate of 1.93%. The January 2017 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

The Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: 6,000,000 restricted shares in the name of Timothy E. Vance and 6,000,000 restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon services provided by the Executive officers in improving the Company's financial condition and operations and the shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $Nil for the year ended December 31, 2017 and $15,200 for the year ended December 31, 2016. The total value of the 12,000,000 shares granted is $45,600.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to December 31, 2016. The remaining balance of the note as of December, 31, 2017 and December 31, 2016 was $18,992 and $26,028, respectively. The interest for the note payable has been calculated annually and has been paid for the years ended December 31, 2017 and December 31, 2016.

As of December 31, 2017, and December 31, 2016, convertible notes payable to related party had a balance of $10,000. The note is past due and considered in default. The interest for the note payable has been calculated annually for the year ended December 31, 2017 and 2016.

During the years ended December 31, 2017 and December 31, 2016, the company repaid a total of $12,000 and $12,000, respectively, to related parties on various note payables and related interest.

As of December 31, 2017, and December 31, 2016 the total due to management for past accrued salaries is $484 and $460, respectively.

As of December 31, 2017, and December 31, 2016 the total due to management included in accounts payable is $3,704 and $3,389, respectively.

Note 3. Prepaid Expenses.

As of December 31, 2017, the Company had prepaid expenses of $6,100 for 2018 trade show expenses paid in 2017. As of December 31, 2016, the Company had $17,000 in prepaid expenses for a 2017 trade show.

Note 4. Property and Equipment.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:
		December 31
	Years	2017	2016
Equipment	3-5	$112,612	$96,236
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		144,949	128,573
Less accumulated depreciation and amortization		(136,651)	(127,642)
Net property and equipment		$8,298	$931

Note 5. Income Taxes.

	December 31
	2017	2016
Tax expense/(benefit) computed at statutory rate for continuing operations	$5,058	$2,246
Tax effect (benefit) of operating loss carryforwards	(5,058)	(2,246)
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $3,089,556 as of December 31, 2017, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:
		December 31
		2017		2016
Deferred tax assets:	$		$
Net operating loss		1,081,345		1,076,286
Valuation allowance		(1,081,345)		(1,076,286)
Net deferred asset		$-		$-

At December 31, 2017, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 6. Capital Stock, Options and Warrants.

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 are outstanding as of December 31, 2017 and 2016. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $0.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends as of December 31, 2017 or 2016. Unaccrued and undeclared dividends were $4,800 as of December 31, 2017 and 2016, respectively.

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

During the first quarter of 2015, the Company issued a total of twelve million (12,000,000 restricted shares) of the Company's common stock as follows: 6,000,000 restricted shares in the name of Timothy E. Vance and 6,000,000 restricted shares in the name of Gary D. Woerz valued at $0.0038 based upon the closing price of the stock on the date of grant for services provided by the Executive officers in improving the Company's financial condition and operations. The shares will be subject to a holding period of eighteen months prior to their availability for resale pursuant to the provisions of Rule 144, and the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The company expensed $Nil for the year ending December 31, 2017 (2016: $15,200). The total value of the 12,000,000 shares granted is $45,600.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in 2017 was $177,721 and in 2016 the recognized expense was $178,247.

During the first quarter of 2015, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. During the period ended March 31, 2015 the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price from $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The change in value from the lower exercise price and extended expiration date was considered immaterial. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Black-Scholes model calculations included stock price on date of measurement of $0.0036, exercise price of $0.001, a term of 1.5 years, computed volatility of 251% and a discount rate of 0.33%. Assumptions used to determine the fair value of the stock based compensation is as follows:

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.61	$0.001	900,000

The Company recorded $Nil (2016: $266) in stock option compensation expense, in relation to these options, during the year ended December 31, 2017. Total stock option compensation expense is calculated at $3,039, to be recognized over the vesting period of one year.

During the first quarter of 2016, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. During the period ended March 31, 2015 the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price from $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The change in value from the lower exercise price and extended expiration date was considered immaterial. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Black-Scholes model calculations included stock price on date of measurement of $0.0014, exercise price of $0.001, a term of 3 years, computed volatility of 105% and a discount rate of 1.01%. Assumptions used to determine the fair value of the stock based compensation is as follows:
Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	1.53	$0.001	900,000

The Company recorded $77 (2016: $1,072) in stock option compensation expense, in relation to these options, during the year ended December 31, 2017. Total stock option compensation expense is calculated at $884, to be recognized over the vesting period of one year.

During the first quarter of 2017, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. During the period ended March 31, 2015 the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price from $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The change in value from the lower exercise price and extended expiration date was considered immaterial. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Black-Scholes model calculations included stock price on date of measurement of $0.002, exercise price of $0.001, a term of 3 years, computed volatility of 214% and a discount rate of 1.93%. Assumptions used to determine the fair value of the stock based compensation is as follows:
Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	2.45	$0.001	900,000

The Company recorded $1,331 (2016: $Nil) in stock option compensation expense, in relation to these options, during the year ended December 31, 2017. Total stock option compensation expense is calculated at $1,460, to be recognized over the vesting period of one year.

During the quarter ended September 30, 2017 the Company granted 507,744 shares of common stock to two consultants for services provided. The stock was valued using the grant date closing price for the Company's stock for a total compensation expense of $812.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 145,484,165 shares were issued and outstanding as of December 31, 2017 (2016: 144,976,421).

Note 7. Commitments and Contingencies.

The Company conducted its operations from a facility located in Friendswood Texas during FY 2017 and 2016. During January 2013 the Company moved facilities to Friendswood Texas under a 12 month operating lease expiring on January 30, 2017. The Friendswood lease was extended in February 2015 for a term of 24 months expiring on February 1, 2016. The lease is currently month to month.

The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2017:
Year	Amount
2018	$-
2019	$-
2020	$-
2021	$-
2022	$-

Rent expense in 2017 and 2016 under the terms of the Houston Texas lease was $10,800 and $10,800, respectively.

Note 8. Concentrations.

Concentration of Major Customers

As of December 31, 2017, the Company's trade accounts receivables from two customers represented approximately 87% of its accounts receivable. As of December 31, 2016 the Company's trade accounts receivables from two customers represented approximately 94% of its accounts receivable.

For the year ended December 31, 2017 the Company received approximately 81% of its revenue from two customers. The specific concentrations were Customer A, 53%, and Customer B, 28%. For the year ended December 31, 2016 the Company received approximately 77% of its revenue from two customers.

Concentration of Supplier Risk

The Company had 5 vendors that accounted for approximately 76% of purchases during the year ended December 31, 2017 related to operations. Specific concentrations were Vendor A 17%, Vendor B 17%, Vendor C 16%, Vendor D 14%, and Vendor E 12%. For the year ended December 31, 2016 the Company had 4 vendors that accounted for approximately 66% of purchases.

Note 9. Convertible Shareholder Notes Payable.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a note payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been paid for 2017 and 2016. During 2013, the note payable agreement was amended to include a conversion feature to the Company's common stock at $0.0001 per share. Under ASC 470-50, the amendment adds a substantive conversion option which causes the amended note to be evaluated as a new debt issuance. As the conversion term is considered in the money a beneficial conversion feature was present with a debt discount calculated at $50,000. The debt discount was amortized to interest expense during 2013 due to the note being due at the time of the amendment. During 2013, the creditor sold a portion of his note for $8,900. At the request of the new creditors the Company issued 89,000,000 shares of common stock at $0.0001 in terms with the amended agreement. No gain or loss was recorded on the conversion of debt to equity during the period ending December 31, 2013 as it was converted within the terms of the agreement. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance due under this note was $18,992 as of December 31, 2017 and $26,028 as of December 31, 2016. This note is currently in default.

During the quarter ended September 30, 2011, the Company issued a short-term convertible note to a shareholder in the amount of $10,000. The convertible note is due in one year and bears interest of 12%. The interest for the convertible note has been calculated annually and has been accrued for 2016 and 2015. As of December 31, 2017, the convertible note contains a conversion feature at a 50% discount of the 10 day average closing price prior to notice. The note holder agreed that the conversion would not force the Company to issue more shares than allowed under the current capitalization which eliminates the existence of a derivative. The beneficial conversion feature included in the discounted share price of the conversion was found to be immaterial for the years ended December 31, 2017 and 2016. As the note is past its due date of June 2, 2012, the note is considered in default.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES. Table of Contents

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules　13a-15(e)　and 15d-15(e)　under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2017. Based on this assessment, Management identified the following material weaknesses that have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management's report in this Annual Report.

Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2018.

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

ITEM 9B. OTHER INFORMATION. Table of Contents

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE. Table of Contents

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Timothy Vance	51	Chief Executive Officer, Chief Operating Officer and Director
Gary D. Woerz	71	Chief Financial Officer and Director
John Schafer	43	Director

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

ITEM 11. EXECUTIVE COMPENSATION. Table of Contents

The following table sets forth information concerning the total compensation during the fiscal years ending December 31, 2017, 2016 and 2015.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Timothy Vance, CEO, COO, Director (1)	2017	85,000	---	8,500	---	---	93,500
	2016	85,000	---	6,000	---	---	91,000
	2015	85,000	---	6,000	---	---	87,500
Garry D. Woerz, CFO, Director (2)	2017	52,000	---	6,000	---	---	57,000
	2016	52,000	---	5,000	---	---	56,000
	2015	52,000	---	4,000	---	---	54,500

(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant.
(2) In January 2013, Gary D. Woerz was appointed CFO of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2017. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned (1)
Timothy E. Vance, CEO, COO and Director	14,176,410	9.77%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

Gary D. Woerz, CFO and Director	13,700,010	9.41%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

John Schafer, Director	1,000,000	0.69%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546
Director and Officer (3 people)	28,876,420	19.85%

(1) Applicable percentage ownership is based on 145,484,165 shares of common stock outstanding as of December 31, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE. Table of Contents

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. Table of Contents

Independent Public Accountants

Our auditor, M&K CPAS, PLLC. has served as the Company's independent registered public accountants for the fiscal years 2017 and 2016.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audits of the Registrant's annual financial statements for the years ended December 31, 2017 and 2016, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.
	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Audit fees (1)	$22,000	$20,800
Audit-related fees (2)	---	---
Tax fees (3)	1,100	1,100
All other fees	---	---
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
Date: March 8, 2018

By: /s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: March 8, 2018

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy E. Vance
Timothy E. Vance
Chairman
 Date: March 8, 2018

By: /s/ Gary D. Woerz
Gary D. Woerz
Director
 Date: March 8, 2018