Form 10-Q
period 2018-03-31
Data Call Technologies
filed 2018-05-11
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

On May 7, 2018, the Registrant had 145,484,165 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.
Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Current assets:
Cash	$42,347	$44,590
Accounts receivable	86,348	73,386
Prepaid expenses	900	6,100
Total current assets	129,595	124,076

Property and equipment	144,949	144,949
Less accumulated depreciation and amortization	138,930	136,651
Net property and equipment	6,019	8,298

Other assets	800	800
Total assets	$136,414	$133,174

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$23,930	$18,122
Accounts payable - related party	18,147	3,704
Accrued salaries - related party	580	484
Accrued interest	22,741	22,616
Convertible short-term note payable to related party - default	10,000	10,000
Deferred revenue - current	8,255	14,446
Short-term note payable to related party - default	17,233	18,992
Total current liabilities	100,886	88,364

Total liabilities	100,886	88,364

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at March 31, 2018 and December 31, 2017	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at March 31, 2018 and December 31, 2017	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
145,484,165 shares issued and outstanding
at March 31, 2018 and December 31, 2017	145,484	145,484
Additional paid-in capital	9,867,282	9,851,042
Accumulated deficit	(9,978,048)	(9,952,526)
Total stockholders' equity	35,528	44,810
Total liabilities and stockholders' equity	$136,414	$133,174

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Condensed Statements of Operations
Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2018	March 31, 2017

Revenues
Sales	$167,590	$152,239
Cost of sales	38,567	35,911
Gross margin	129,023	116,328

Selling, general and administrative expenses	150,902	193,696
Depreciation and amortization expense	2,279	171
Total operating expenses	153,181	193,867

Other (income) expense
Interest income	(2)	(2)
Interest expense	1,366	1,366
Total expenses	154,545	195,232

Net income (loss) before income taxes	(25,522)	(78,903)

Provision for income taxes	-	-
Net loss	$(25,522)	$(78,903)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic	145,484,165	144,976,421
Diluted	145,484,165	144,976,421

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Condensed Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(25,522)	$(78,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,279	171
Stock based compensation	16,110	43,832
Options expense	130	309
Changes in operating assets and liabilities:
Accounts receivable	(12,962)	(41,118)
Prepaid expenses	5,200	17,000
Accounts payable	5,808	9,209
Accounts payable - related party	14,443	7,227
Accrued expenses	125	125
Accrued expenses - related party	96	39
Deferred revenues	(6,191)	-
Net cash provided by (used in) operating activities	(484)	(42,109)

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Principal payment on borrowing from related party	(1,759)	(1,759)
Net cash used in financing activities	(1,759)	(1,759)

Net increase (decrease) in cash	(2,243)	(43,868)
Cash at beginning of year	44,590	53,499
Cash at end of period	$42,347	$9,631

Non-Cash Investing and Financing Activities:
Conversion of short-term borrowing from shareholder to common stock	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$1,241	$1,366
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
 Notes to Financial Statements
March 31, 2018
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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 are not indicative of the results that may be expected for the year ending December 31, 2018.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

Revenue Recognition

Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of March 31, 2018 and December 31, 2017 as we believe all of our receivables are fully collectable.

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

The following table presents the Company's Assets & Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	(Level 1)	(Level 2)	(Level 3)
March 31, 2018	$0	$0	$0
December 31, 2017	$0	$0	$0

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standard Update ("ASU") No. 2017-9, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU2017-9"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-9, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. ASU 2017-9 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company early adopted ASU 2017-9 and adoption did not have a material impact on the Company's financial statements or related disclosures.

In March, 2017, the FASB issued Update 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

In March 2017, the FASB issued Update 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.

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

In May, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

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

(2) Related Party Transactions

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2018 was $16,110 and the expense in the first quarter of 2017 was $43,832. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2016, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $Nil (March 31, 2017: $177) in stock option compensation expense, in relation to these options for the quarter ended March 31, 2018. The Black-Scholes model calculations included stock price on date of measurement of $0.0014, exercise price of $0.001, a term of 3 years, computed volatility of 105% and a discount rate of 1.01%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2017, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $130 (March 31, 2017: $232) in stock option compensation expense, in relation to these options for the quarter ended March 31, 2018. The Black-Scholes model calculations included stock price on date of measurement of $0.002, exercise price of $0.001, a term of 3 years, computed volatility of 124% and a discount rate of 1.93%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance of the note as of March 31, 2018 and December 31, 2017 was $17,233 and $18,992, respectively. The interest for the note payable has been calculated annually and has been paid for the quarter ended March 31, 2017 and the year ended December 31, 2016.

As of March 31, 2018 and December 31, 2017, convertible notes payable to related party had a balance of $10,000.The note is past due and considered in default. The interest for the note payable has been calculated annually and has been accrued for the quarter ended March 31, 2018 and the year ended December 31, 2017.

During the quarters ended March 31, 2018 and March 31, 2017, the company repaid a total of $1,759 and $1,759, respectively, to related parties on various note payables.

As of March 31, 2018 and December 31, 2017 the total due to management for past accrued salaries is $580 and $484, respectively.

As of March 31, 2018 and December 31, 2017 the total due to management included in accounts payable is $18,147 and $3,704, respectively.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 shares are outstanding at March 31, 2018 and December 31, 2017. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $0.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of March 31, 2018 and 2017 un accrued and undeclared dividends were $1,200.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2018 was $16,110 (2017: $43,832).

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	2.31	$0.001	900,000

The Company recorded $130 (2017: $232) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2018. Total stock option compensation expense is calculated at $1,460.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	1.34	$0.001	900,000

The Company recorded $Nil (2017: $77) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2018. Total stock option compensation expense is calculated at $884.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 145,484,165 shares were issued and outstanding as of March 31, 2018 and December 31, 2017.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2018	December 31, 2017
Equipment	3-5	$112,612	$112,612
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		144,949	144,949
Less accumulated depreciation and amortization		(138,930)	(136,651)
Net property and equipment		$6,019	$8,298

(5) Shareholder Notes Payable

Repayments on shareholder notes payable during the quarter ended March 31, 2018 totaled $1,759 (2016: $1,759).

(6) Subsequent Events and Contingencies

On April 30, 2018, the Company executed new 5-year employment agreements with the CEO Tim Vance and CFO Gary Woerz. The agreements include the grant of a total of 5,500,000 shares of Common Stock to be vested over a 5-year period ending April 30, 2023.

The Company has evaluated subsequent events from the date on the balance sheet through the date these financial statements are being filed with the Securities and Exchange Commission. No additional material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

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

Business Operations

In March of 2017, we released our Direct Lynk Manager (DLManager) customer portal at the Digital Signage Expo in Las Vegas. The DLManager incorporates the Direct Lynk Media platform with major enhancements and options that enable the client to self-serve in a webstore environment. This is a moderated space that allows proper "white glove" treatment by our staff that our clients have come to expect and appreciate. Once the client is comfortable with navigation of the portal, they may then set up multiple groups and displays within their account for testing results in a demo fashion free of charge. Upon completion of their content selections and distribution points, the client may purchase the proper number of licenses needed to support their sections through various plans offered within the portal.

Some of the current types of data and information, for which a client may subscribe to through the Direct Lynk System, in multiple formats include:

-	Headline News top world and national news headlines;
-	Business News top business headlines;
-	Financial Highlights world-based financial indicators ;
-	Entertainment News top entertainment headlines;
-	Health/Science News top science/health headlines;
-	Strange News - latest off-beat news headlines;
-	Sports Headlines top sports headlines
- AP News Minute Video
- AP This Day In History Videos
- AP Entertainment Minute Videos
-	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;
-	National Football League latest game schedule and in-game updates;
-	National Basketball Association - latest game schedule and in-game updates;
-	Major League Baseball - latest game schedule and in-game updates;
-	National Hockey League - latest game schedule and in-game updates;
-	NCAA Football - latest game schedule and in-game updates;
-	NCAA Men's Basketball - latest game schedule and in-game updates;
-	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament;
-	NASCAR top 10 race positions updated every 20 laps throughout the race;
-	Traffic Mapping;
-	Animated Doppler Radar and Forecast Maps;
-	Listings of the day's horoscopes;
-	Listings of the birthdays of famous persons born on each day;
-	Health and Wellness
-	Listings of historical events which occurred on each day in history; and
-	Localized Traffic and Weather Forecasts.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Our revenues for the three months ended March 31, 2018 were $167,590 compared to $152,239 for the three-month period ended March 31, 2017, representing an increase of $15,351or 10.1% during the same period in the prior year. The increase was mainly due to new business and renewals at the beginning of the year.

Costs of sales for the three months ended March 31, 2018 were $38,567 compared to $35,911 for the three-month period ended March 31, 2017, which represents an increase of $2,656. Costs of sales increased due to the corresponded increase in revenues and the amount of bandwidth required to provide the subscription services.

Gross margins for the three months ended March 31, 2018 were $129,023 compared to $116,328, or 77.0% for the three-month period ended March 31, 2018 as compared to 76.4% for the three-month period ending March 31, 2017.

Selling, General and Administrative expenses for the three months ended March 31, 2018 were $150,902 compared to $193,696 for the three-month period ended March 31, 2017, representing a decrease of $42,794 from the same period in the prior year. The decrease in SG&A expenses is mainly due to a decrease in expenses and a reduction in the costs of stock. Net loss for the three months ended March 31, 2018 was $25,522 compared to a net loss of $78,903 for the three-month period ended March 31, 2017. The Company's net loss was due to the increase in revenue and the reduction of expenses.

Liquidity and Capital Resources

We had total current assets of $129,595 consisting of $42,347 of cash and $86,348 in accounts receivable as of March 31, 2018. As of March 31, 2018, we had total current liabilities of $100,886, which represented $42,077 in accounts payable, $23,231 in accrued expenses, $8,255 in deferred revenue and $27,233 in notes payable.

We had a positive working capital of $28,709 and an accumulated deficit of $9,978,048 on March 31, 2018.

We used $484 of cash for our operating activities during the three-month period ended March 31, 2018, which was mainly due to a net loss of $25,522, accounts payable of $20,251, offset by accounts receivables of $12,962, non-cash compensation related to stock expense valued at $16,110, non-cash expenses related to options and warrants of $130, prepaid expenses of $5,200, depreciation expense of $2,279, accrued expenses of $221, and deferred revenue of $6,191. We had no investing activities during the three-month period ended March 31, 2018. We used $1,759 in financing activities during the three months ended March 31, 2018 for the repayment of related party notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three month period ended March 31, 2018 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1. Description of Business, subheading Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Date: May 11, 2018

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 11, 2018