Form 10-Q
period 2018-06-30
Data Call Technologies
filed 2018-07-27
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On July 27, 2018, the Registrant had 155,484,165 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.
Balance Sheets
June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Current assets:
Cash	$35,834	$44,590
Accounts receivable	73,180	73,386
Prepaid expenses	8,200	6,100
Total current assets	117,214	124,076

Property and equipment	145,836	144,949
Less accumulated depreciation and amortization	139,491	136,651
Net property and equipment	6,345	8,298

Other assets	800	800
Total assets	$124,359	$133,174

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$16,622	$18,122
Accounts payable - related party	4,269	3,704
Accrued salaries - related party	530	484
Accrued interest	22,866	22,616
Convertible short-term note payable to related party - default	10,000	10,000
Deferred revenue - current	2,064	14,446
Short-term note payable to related party - default	15,474	18,992
Total current liabilities	71,825	88,364

Total liabilities	71,825	88,364

Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding
at June 30, 2018 and December 31, 2017	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding
at June 30, 2018 and December 31, 2017	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
155,484,165 shares issued and outstanding
at June 30, 2018 and 145,484,165 at December 31, 2017	155,484	145,484
Additional paid-in capital	9,857,612	9,851,042
Accumulated deficit	(9,961,372)	(9,952,526)
Total stockholders' equity	52,534	44,810
Total liabilities and stockholders' equity	$124,359	$133,174

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Condensed Statements of Operations
Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues
Sales	$160,481	$148,303	$328,071	$300,542
Cost of sales	42,433	37,494	81,000	73,405
Gross margin	118,048	110,809	247,071	227,137

Selling, general and administrative expenses	99,446	160,654	250,348	354,350
Depreciation and amortization expense	561	171	2,840	342
Total operating expenses	100,007	160,825	253,188	354,692

Other (income) expense
Interest income	(1)	(2)	(3)	(4)
Interest expense	1,366	1,366	2,732	2,732
Total expenses	101,372	162,189	255,917	357,420

Net income (loss) before income taxes	16,676	(51,380)	(8,846)	(130,283)

Provision for income taxes	-	-	-	-
Net income (loss)	$16,676	$(51,380)	$(8,846)	$(130,283)

Net income (loss) per common share - basic and diluted:
Net income (loss) applicable to common shareholders	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	152,187,462	144,976,421	148,854,331	144,976,421
Diluted	152,784,477	144,976,421	148,854,331	144,976,421

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.
Condensed Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(8,846)	$(130,283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,840	342
Stock-based compensation	16,440	88,150
Options expense	130	673
Changes in operating assets and liabilities:
Accounts receivable	206	(2,742)
Prepaid expenses	(2,100)	17,000
Other assets	-	(2,959)
Accounts payable	(1,500)	4,986
Accounts payable - related party	565	(623)
Accrued expenses	250	24
Accrued expenses - related party	46	250
Deferred revenues	(12,382)	-
Net cash provided by (used in) operating activities	(4,351)	(25,182)

Cash flows from investing activities:
Purchase of property and equipment	(887)	-
Net cash used in investing activities	(887)	-

Cash flows from financing activities:
Principal payment on borrowing from related party	(3,518)	(3,518)
Net cash used in financing activities	(3,518)	(3,518)

Net increase (decrease) in cash	(8,756)	(28,700)
Cash at beginning of year	44,590	53,499
Cash at end of period	$35,834	$24,799

Supplemental Cash Flow Information:
Cash paid for interest	$2,482	$2,482
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
 Notes to Financial Statements
June 30, 2018

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2018 are not indicative of the results that may be expected for the year ending December 31, 2018.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2018 or December 31, 2017.

Revenue Recognition

The Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of June 30, 2018 and December 31, 2017 as we believe all of our receivables are fully collectable.

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

The following table presents the Company's Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	(Level 1)	(Level 2)	(Level 3)
June 30, 2018	$0	$0	$0
December 31, 2017	$0	$0	$0

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

(2) Related Party Transactions

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the second quarter of 2018 was $Nil and the expense in the second quarter of 2017 was $44,318. The expense recognized in the six months ended June 30, 2018 was $16,110 and the expense in the six months ended Jun 30, 2017 was $88,150. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2016, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $Nil (June 30, 2017: $77) in stock option compensation expense, in relation to these options for the six months ended June 30, 2018. The Black-Scholes model calculations included stock price on date of measurement of $0.0014, exercise price of $0.001, a term of 3 years, computed volatility of 105% and a discount rate of 1.01%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2017, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company's newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $130 (June 30, 2017: $596) in stock option compensation expense, in relation to these options for the six months ended June 30, 2018. The Black-Scholes model calculations included stock price on date of measurement of $0.002, exercise price of $0.001, a term of 3 years, computed volatility of 124% and a discount rate of 1.93%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company's CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company's CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5 year term of the agreements. The expense recognized in the second quarter of 2018 was $330 (2017: $Nil) and $330 for the six months ended June 30, 2018 (2017: $Nil). The April 30,2018 employment agreements calls for a 5 year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

During the quarter ended June 30, 2018, the CEO and CFO exercised all warrants previously granted under the 2013 Employment Agreements. The CEO received 2,500,000 shares of common stock and the CFO received 2,000,000 shares of common stock as a result of the cashless exercise. The options were fully expensed during the period from January 2013 through January 2018.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance of the note as of June 30, 2018 and December 31, 2017 was $15,474 and $18,992, respectively. The interest for the note payable has been calculated annually and has been paid for the quarter ended June 30, 2018 and the year ended December 31, 2017.

As of June 30, 2018 and December 31, 2017, convertible notes payable to related party had a balance of $10,000. The note is past due and considered in default. The interest for the note payable has been calculated annually and has been accrued for the quarter ended June 30, 2018 and the year ended December 31, 2017.

As of June 30, 2018 and December 31, 2017, the total due to management for past accrued salaries is $530 and $484, respectively.

As of June 30, 2018 and December 31, 2017, the total due to management included in accounts payable is $4,269 and $3,704, respectively.

During the six-month periods ended June 30, 2018 and June 30, 2017, the company repaid a total of $3,518 and $3,518, respectively, to related parties on various note payables.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at June 30, 2018 and December 31, 2017. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company's common stock, par value $0.001 per share ("Common Stock") based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of June 30, 2018 or December 31, 2017. Unaccrued and undeclared dividends were $2,400 and $4,800 as of June 30, 2018 and December 31, 2017, respectively.

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
Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	2.16	$0.001	900,000

The Company recorded $130 (2017: $596) in stock option compensation expense, in relation to these options, during the six month period ended June 30, 2018. Total stock option compensation expense is calculated at $1,460.

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

The Company recorded $Nil (2017: $77) in stock option compensation expense, in relation to these options, during the six months ended June 30, 2018. Total stock option compensation expense is calculated at $884.

During the quarter ended June 30, 2018, the CEO and CFO exercised all warrants previously granted under the 2013 Employment Agreements. The CEO received 2,500,000 shares of common stock and the CFO received 2,000,000 shares of common stock as a result of the cashless exercise. The options were fully expensed during the period from January 2013 through January 2018.

The Company is authorized to issue up to 200,000,000 shares of Common Stock of which 155,484,165 are issued and outstanding at June 30, 2018 and 145,484,165 December 31, 2017.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:
	Years	June 30, 2018	December 31, 2017
Equipment	3-5	$113,499	$112,612
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		145,836	144,949
Less accumulated depreciation and amortization		(139,491)	(136,651)
Net property and equipment		$6,345	$8,298

(5) Shareholder Notes Payable and Convertible Notes Payable

Repayments on shareholder notes payable during the six-month period ended June 30, 2018 totaled $3,518 (2017: $3,518).

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

Some of the current types of data and information, for which a client may subscribe to through the Direct Lynk System, in multiple formats include:

•	Headline News top world and national news headlines;
•	Business News top business headlines;
•	Financial Highlights world-based financial indicators ;
•	Entertainment News top entertainment headlines;
•	Health/Science News top science/health headlines;
•	Strange News - latest off-beat news headlines;
•	Sports Headlines top sports headlines
- AP News Minute Video
- AP This Day In History Videos
- AP Entertainment Minute Videos
•	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;
•	National Football League latest game schedule and in-game updates;
•	National Basketball Association - latest game schedule and in-game updates;
•	Major League Baseball - latest game schedule and in-game updates;
•	National Hockey League - latest game schedule and in-game updates;
•	NCAA Football - latest game schedule and in-game updates;
•	NCAA Men's Basketball - latest game schedule and in-game updates;
•	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament;
•	NASCAR top 10 race positions updated every 20 laps throughout the race;
•	Traffic Mapping;
•	Animated Doppler Radar and Forecast Maps;
•	Listings of the day's horoscopes;
•	Listings of the birthdays of famous persons born on each day;
•	Health and Wellness
•	Listings of historical events which occurred on each day in history; and
•	Localized Traffic and Weather Forecasts.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Our revenues for the three months ended June 30, 2017 were $160,481, compared to $148,303 for the three-month period ended June 30, 2018, representing an increase of $12,178 or approximately 8.21%. The increase in revenues was mainly due to new customers purchasing new contents.

Costs of sales for the three months ended June 30, 2018 were $42,433 compared to $37,494 for the three-month period ended June 30, 2017, cost of sales for the quarter increased $4,939. These costs are related to the licensing and royalty expense required providing enhanced subscription services.

Gross margins for the three months ended June 30, 2018 were $118,048 compared to $110,809 as of June 30, 2017, or 73.6% for the three-month period ended June 30, 2018 as compared to 74.7% for the three-month period ending June 30, 2017.

Selling, General and Administrative expenses for the three months ended June 30, 2018 were $100,007 compared to $160,825 for the three-month period ended June 30, 2017, representing a decrease of $60,818 from the same period in the prior year. The decrease in SG&A expenses is mainly due to a decrease in personnel and reduction stock expense. Net income for the three months ended June 30, 2018 was $16,676 compared to a net loss of $51,380 for the three-month period ended June 30, 2017 or a net change of $68,056. The Company's net income was due to the increase in revenue and the reduction of operating expenses.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Our revenues for the six months ended June 30, 2018 were $328,071, compared to $300,542 for the six-month period ended June 30, 2017, representing an increase of $27,529 or approximately 9.2%. The increase in revenues was mainly due to purchase of content by new and existing customers.

Costs of sales for the six months ended June 30, 2018 were $81,000, compared to $73,405 for the same period of the prior year. This increase was due the costs related to the licensing and royalty expense required to provide the subscription services and the additional cost associated with the increase in revenue.

Gross margins for the six months ended June 30, 2018 were $247,071 compared to $227,137 as of June 30, 2017, or 75.3% for the six-month period ended June 30, 2018 as compared to 75.6% for the six-month period ending June 30, 2017.

Selling, General and Administrative expenses for the six months ended June 30, 2018 were $253,188 compared to $354,692 for the six-month period ended June 30, 2017, representing a decrease of $101,504 from the same period in the prior year. Net loss for the six months ended June 30, 2018 was $8,846 compared to a net loss of $130,283 for the six-month period ended June 30, 2017. The Company's net loss was lower due to the reduction in expenses and the increase in revenue.

Liquidity and Capital Resources

As of June 30, 2018, we had total current assets of $117,214, consisting of $35,834 in cash, $73,180 in accounts receivable and $8,200 in prepaid expenses and had total current liabilities of $71,825 consisting or $20,891in accounts payable, $23,396 in accrued expenses, $2,064 of deferred revenue and $25,474 in notes payable.

At June 30, 2018, we had a positive working capital of $45,389 and an accumulated deficit since inception of $9,961,372. The Company had net cash used by operating activities of $4,351during the six-month period ended June 30, 2018, which was mainly due to a net loss of $8,846, an increase in accounts receivable of $206, offset by a decrease in accounts payable of $935, an increase in accrued expenses of $296, a decrease in prepaid expenses of $2,100, decrease in deferred revenue of $12,382, stock compensation expense and options expense of $16,570 and depreciation expense of $2,840.

We had investing activities of $887 during the six-month period ended June 30, 2018 related to the purchase of property and equipment. We used $3,518 in our financing activities during the six months ended June 30, 2018 for the repayment of a shareholder notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended June 30, 2018 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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
Date: July 27, 2018

By: /s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: July 27, 2018