Form 10-K
period 2018-12-31
Data Call Technologies
filed 2019-03-08
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

Commission file number 000-54696

DATA CALL TECHNOLOGIES, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	30-0062823
(State of Incorporation)	(I.R.S. Employer Identification No.)

700 South Friendswood Drive, Suite E, Friendswood, TX	77546
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (832) 230-2376

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes [  ] No [X]

Indicate if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months. Yes [X] No [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2018, the aggregate market value of the 109,106,400 shares of common stock held by non-affiliates was approximately $196,312 based on the closing price on June 30, 2018. On March 7, 2019, the Registrant had 155,997,103 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K of Data Call Technologies, Inc. (hereinafter the “Company”, the “Registrant”, “we”, “us”, or “Data Call”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K/A and in the Registrant’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see “Risk Factors”.

ITEM 1. DESCRIPTION OF BUSINESS. Table of Contents

Data Call Technologies, Inc. was incorporated under the laws of the State of Nevada as Data Call Wireless, Inc. on April 4, 2002, and is sometimes referred to herein as “we”, “us”, “our”, “Data Call” or the “Company.” On March 1, 2006, we changed our name to Data Call Technologies, Inc. Since our inception, we have been engaged in the business of offering real-time information/content via digital signage and kiosk networks to our clients, who we consider to be our partners rather than simply as customers.

Our mission is to continue to exponentially grow our offering of our proprietary subscription services by integrating cutting-edge information/content delivery solutions to and within the control of retail and commercial resellers CMS manufacturers and end-users. Our Company’s services put its clients in control of real-time news, sports, weather and other dynamic content, displayed within one or multiple locations, spanning from local, regional to global end points, through Digital Signage and Kiosk networks.

Our business plan continues to focus on growing our client base by effectively offering this real-time and licensed information/content displayed through Digital Signage and Kiosk networks, seeking to improve the delivery, security, and variety of information/content services to the growing Digital Signage and Kiosk community.

Overview - What Is Digital Signage?

You’ve seen Digital Signage, it’s everywhere. Whether you’re shopping, trying to find your way through the airport, in a taxi, or even along the highway on your way home, it’s there. LED and LCD displays are continually replacing printed marketing materials such as signs and placards, as well as the old-school whiteboard, for product and corporate branding, marketing and assisted selling. The appeal of instantly updating product videos and promotional messages on one or thousands of remotely located displays is driving the adoption of this growing marketing platform. Digital Signage presentations are typically comprised of repeating loops (playlists) of information used to brand, market or sell the owner’s products and services or corporate messaging. But once viewed, this information becomes repetitive and the viewer tunes it out, resulting in low retention of the client’s message. As digital signage has matured, the characteristics of the digital signage presentations have taken center-stage requiring fresh, relevant and dynamic content mixed within the marketing messages. Dynamic Content is key.

Digital Signage Matures

We are experiencing the Digital Signage Industry (back then called connected signage) steadily maturing and Data Call, through its multiple industry specific relationships, continues its engagement and influence in the direction of the Digital Signage industry. Data Call has been performing in this space for well over a decade. Our company has staked claim in assisting the industry’s birth and maintains its prime position to enjoy and benefit from this industry’s growth.

Early on, a business desiring to achieve commercial benefits from the use of digital signage was often confronted by a plethora of hardware and software solutions, all offering their own “standard” of what digital signage should be. Typical customers for digital signage were most-often offered expensive hardware to present digital signage with a very minimalistic content management solution (CMS), lacking the full package of content with which to build and tailor their systems for their target customer base.

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

As the cost of platforms supporting infrastructure and digital displays have fallen significantly, digital signage has become more accessible to a wider range of potential users. Companies in our industry have come to understand, as we have preached since our inception, that the cost of Data Call’s integrated, content-flexible subscription service is extremely cost effective - and licensed for redistribution over their networks. The benefit that Data Call continues to provide our client base, in the form of ongoing content development, is expected to continue to provide our customers with desirable user-friendly content and content services.

The Need for Speed - Active Content

Active and dynamic content is the integral part of digital signage presentations that must be constantly updated with timely and relevant information to attract and retain target viewers to the products, services, or messaging offered by typical Digital Signage clients. For instance, a typical presentation may contain ten 15-second loops that provide the primary message of the presentation, but the active dynamic content, such as that provided by Data Call, is updated with new information constantly throughout the day. Those seeking to add active and dynamic content to their digital signage presentations are educated and advised to subscribe to Data Call’s dynamic content rather than attempting to illegally “cut and paste” or “scrape” broadcast content or RSS Feeds “not for commercial use” of others into their digital signage presentation.

By integrating Data Call’s content as a meaningful component of digital signage presentations, our clients can legally provide the entertainment and information content necessary to enhance the target customer’s information retention without disrupting the core message of the presentation. Some of the Infotainment categories provided by Data Call include news, sports, weather, financial data, the latest traffic alerts, among many others. With such a broad range of offerings, our clients have access to this active and dynamic content they need, regardless of the target customers and market they are addressing.

Our Business Opportunities

Our many opportunities for client development in the digital signage industry are growing exponentially. While many companies in our industry have traditionally outsourced all or part of their content creation, Data Call serves as a provider of dynamic active content to clients on a tailored basis. Whether a client desires general entertainment information for customers, such as news, sports, stock market quotes, etc. or location-specific content, such as local weather, traffic, etc., our research and experience has validated our long-held mantra that dynamic content draws and retains our clients’ target viewers to their digital signage and keeps viewers engaged throughout the client presentation.

Since our inception, management has developed and maintains strong relationships working with the leaders and associations of the digital signage industry. Collaborative efforts have successfully created, now industry standard, data formats and methods to facilitate the delivery of our dynamic content more easily and efficiently for integration into most hardware and software products.

Partners, Not Customers

Data Call’s enduring approach to our clients is to build long-lasting partnerships by creating client relationships that we believe are unique in the digital signage industry. We understand that each client has their own content requirements. In developing dynamic content for individual digital signage clients, we have identified three content-related factors: (i) reliability; (ii) objectivity; and (iii) ease of implementation. To address the reliability requirement, we are engaged in multiple license arrangements with the leading providers of news, weather, sports and financial information, among other client-desired content rather than either: (i) downloading and repackaging content sourced from the Internet (which may be illegal); or (ii) Scraping RSS feeds from news organizations (which may come and go at the provider’s whim - not to mention this practice is also illegal).

Licensing data from these premier providers has also served us by satisfying the second criteria, objectivity. Because it is commonly recognized that Internet content may often be unreliable, unverifiable and biased, early on, we determined that we could not simply use unfiltered Internet content for delivery to our clients. Our proper licensing of data facilitates the standard of delivery and implementation by our client/partners. Data Call does the heavy lifting by taking care of not just the licensing, but the proper formatting of that data for consumption by the industry utilizing our multiple formats offered. Data Call has understood that it’s Digital Signage and Kiosk clients needed a more complete service than to endeavor the sourcing of active content from multiple vendors. As a result, our flexible content plans permit our clients to do “one stop shopping” for all dynamic content requirements by licensing subscriptions through us.

We empower our clients to receive customized dynamic content subscriptions to be displayed in a multitude of ways (banners, tickers, scrolls or visualizations integrated with the overall presentations). We have created “Playlist Ready” offerings and produced and distribute multiple sets of common data layouts in the industry-standard formats such as XML (extensible markup language), JSON　(JavaScript Object Notation), JPEG (Joint Photographic Experts Group), RSS (Rich Site Summary, often called Really Simple Syndication), MRSS (Media RSS) and MPEG (Moving Pictures Expert Group). With the advent of HTML5 (5th version of Hypertext Markup Language), even more delivery methods have been made available to our clients, many of whom have found any one or a combination of these formats to be easily integrated into their products. Nevertheless, we have also produced customized data formats and visualizations to the exact and specific requirements of our clients/partners, which, we believe ensures a higher level of reliability and ease of implementation.

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

Business Operations

March of 2017, we released our Direct Lynk Manager (DLManager) customer portal at the Digital Signage Expo in Las Vegas. The DLManager incorporates In the Direct Lynk Media platform with major enhancements and options that enable the client to self-serve in a webstore environment. This is a moderated space that allows proper “white glove” treatment by our staff that our clients have come to expect and appreciate. Once the client is comfortable with navigation of the portal, they may then set up multiple groups and displays within their account for testing results in a demo fashion free of charge. Upon completion of their content selections and distribution points, the client may purchase the proper number of licenses needed to support their sections through various plans offered within the portal.

Some of the current types of data and information, for which a client may subscribe to through the Direct Lynk System, in multiple formats include:

●	Headline News - top world and national news headlines;
●	Business News - top business headlines;
●	Financial Highlights - world-based financial indicators;
●	Entertainment News - top entertainment headlines;
●	Health/Science News - top science/health headlines;

●	Strange News- latest off-beat news headlines;
●	Sports Headlines - top sports headlines;
● AP News Minute Video
● AP This Day In History Videos
● AP Entertainment Minute Videos
●	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;
●	National Football League - latest game schedule, and in-game updates;
●	National Basketball Association - latest game schedule, and in-game updates;
●	Major league soccer - latest game schedule, and in-game updates;
●	National Hockey League - latest game schedule, and in-game updates;
●	NCAA Football - latest game schedule, and in-game updates;
●	NCAA Men’s Basketball - latest game schedule, and in-game updates;
●	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament;
●	NASCAR top 10 race positions updated every 20 laps throughout the race;
●	Traffic Mapping;
●	Animated Doppler Radar and Forecast Maps;
●	Listings of the day’s horoscopes;
●	Listings of the birthdays of famous persons born on each day;
●	Health and Wellness;
●	Listings of historical events which occurred on each day in history; and
●	Localized Traffic and Weather Forecasts.

We continually add different types of content per client requests. We provide our DLM services to our clients and other potential customers through the Internet. All DLM Services are real-time information services providing a wide range of up-to-date information for display. These services are designed to work concurrently with customers’ existing digital signage systems. The Direct Lynk Messenger product is scheduled to be sunset within the next 12 months, as DLMedia gradually moves into a legacy status with the DLManager portal taking the forefront.

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

We believe that the ability of our clients to display in real-time, the information and content we deliver, better allows our clients to tailor their products, services, advertising and messaging to individual and target-group customers, thereby advertising and offering, for example, inventory and sales discounts that may be designed to appeal to those individual customers and target customer groups, increasing sales and revenues. We believe that the benefits of on-site, real-time Digital Signage displays compared to regular print or video advertising are substantial and include, among other advantages, being able to immediately change digitally-displayed images/advertisements depending on our client’s customers own situation, not simply being restricted by in-store print circulars produced days, weeks or even months in advance, which may become stale or obsolete prior to or shortly after publication and dissemination.

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

Dependence On A Few Major Customers

At December 31, 2018, we had customer/subscribers for our Direct Lynk System, which customers are relatively small, paying cumulatively an average monthly fee to Data Call of up to $1,000. We also have several larger new potential partner/clients that are testing our Digital Link Media products, and we expect that some or all of them may be expected to become significant clients in the near future. During the year ended December 31, 2018, we were dependent upon two major customers, who accounted for approximately 74% of our revenues. During the year ended December 31, 2017, we were dependent upon two major customers, who accounted for approximately 81% of our revenues.

Notwithstanding the forgoing, based upon recent communications with several potential clients who are volume users and/or wholesale distributors of digital signage content and content management systems, we believe that during 2019, several new clients will contribute significant revenue which should materially reduce our reliance on our three major customers to less than 50%. As a result, we believe that that we should become far less reliant on a few business clients for our source of revenue. However, there can be no assurance that our belief will prove to be justified or, if justified, that such trend will continue for any future period, if at all.

Employees

At December 31, 2018, we had 4 full-time employees, including our two executive officers. Depending upon our level of our growth, if any, we expect that we may or will be required to hire additional personnel in the areas of sales and marketing, software design, research and development and otherwise, during 2018 and continuing into 2019. However, we will be dependent upon revenue growth and profitability, of which there can be no assurance, to fund any increase in staff. None of our employees are covered by a selective bargaining agreement

Estimate Of The Amount Spent On Research And Development Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development to create our Direct Lynk Messenger Systems, including software and hardware development and testing costs. The amount spent on this research and development from inception through December 31, 2018 is approximately $3,000,000.

ITEM 1A. RISK FACTORS. Table of Contents

Investing in our common stock, while providing investors with an equity ownership interest, involves a high degree of risk, including the potential loss of all or a significant portion of their investment. Shareholders will be subject to risks inherent in our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss, the size and extent of which cannot be predicted. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K for our year-ended December 31, 2018.

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

We rely on key management personnel.

We are highly dependent upon the services and efforts of key persons, as follows: Tim Vance, our founder and full-time CEO and Chief Operating Officer. Our ability to operate and implement our business plan is heavily dependent upon the continued services of Mr. Vance to grow as anticipated, our ability to attract, retain and motivate qualified, newly-hired, full and part-time personnel. The loss of Mr. Vance, in particular, and our inability, in the future to hire and retain qualified sales and marketing, software engineers and additional management personnel, as needed, could have a material adverse effect on our business and operations. We do not have “key man” life insurance on Mr. Vance.

We are highly dependent upon our ability to successfully market Direct Lynk System to subscribers.

We are dependent on the abilities of our sales and marketing activities to generate new clients for subscriptions to our Direct Lynk Systems and to broaden our customer base. While the number of paying subscribers for our Direct Lynk System increased during December 31, 2018 compared to December 31, 2017, there can be no assurance that our sales and marketing efforts will be able to market acceptance for our Direct Lynk System and increase our customer base to a level that will permit continued profitable operations. If our sales and marketing cannot continue to achieve market acceptance for our Direct Lynk Systems, and increase our customer base to a level that will permit profitable operations. If our sales and marketing efforts are unable to continue to generate new customers, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

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

Disruptions in the economy and constraints in the capital markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of technology projects with us due to continuing economic uncertainty. Our financial position, results of operations and cash flow could continue to be materially adversely affected by continuing difficult economic conditions and significant volatility in the capital. The continuing impact that these factors might have on us and our business is uncertain and cannot be predicted at this time. Such economic conditions have accentuated each of the risks we face and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

●    Market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future. Economic conditions could continue to result in our customers experiencing financial difficulties or electing to limit spending because of the declining economy, which may result in decreased revenue for us.

●    Difficult economic conditions have adversely affected certain industries in particular, including the automotive and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment terms. Economic conditions could materially impact us through insolvency of our suppliers or current customers.

●    Economic conditions combined with the weakness in the credit markets could continue to lead to increased price competition for our products, and higher overhead costs as a percentage of revenue.

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

We are dependent upon the Internet in connection with our business operations and the delivery of content for our Direct Lynk Systems. The United States Federal Communications Commission (the “FCC”) does not currently regulate companies that provide services over the Internet, as it does common carriers or tele-communications service providers. Notwithstanding the current state of the FCC’s rules and regulations, the potential jurisdiction of the FCC over the Internet is broad and if the FCC should determine in the future to regulate the Internet, our operations, as well as those of other Internet service providers, could be adversely. Compliance with future government regulation of the Internet could result in increased costs and because of our limited resources; it would have a material adverse effect on our business operations and operating results and financial condition.

We are dependent on the security of the Internet to serve our customers; any security breaches or other Internet difficulties could adversely affect our business.

We offer the majority of our services through, the secure transmission of confidential information over public networks are a critical element of our operations. A party who is able to circumvent security measures (hacker) could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users’ information and transactions, our customer relationships could be irreparably harmed. Although we currently have in place security measures that we feel are adequate to protect our business and those of our customers, these measures may not prevent future security breaches. Nature’s events placed on our systems could cause our systems to fail or cause our systems to operate at speeds unacceptable to our users, in which event we could lose customers and experience a material impact on our financial condition.

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

Our website and systems are hosted by a third party. We are dependent on our systems’ ability to distribute information over the Internet to customers. If our systems fail, it would harm our reputation, resulting in a loss of current and potential future customers and could cause us to breach existing agreements. Our success depends, in part, on the performance, reliability and availability of our services, which in turn are dependent on our third-party provider. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We would face significant damage as a result of these events. As a result, we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems, which would have a negative impact on our business and financial conditions.

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

The market prices of our common stock may change significantly in response to various factors and events beyond our control, including the following:

●    the other risk factors described in this Form 10-K;

●    changing demand for our products and services and ability to develop and generate sufficient revenues;

●    any delay in our ability to generate operating revenue or net income;

●    general conditions in markets we operate in;

●    issuance of a significant number of shares, whether for compensation under employee stock options, conversion of debt, potential acquisitions, additional financing or otherwise.

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

Our common stock, the class of the Company’s securities that is registered under the Exchange Act, has not been registered for resale under the Securities Act of 1933 or the “blue sky” laws of any state. The holders of such shares and persons, who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

It is the intention of the management to seek coverage and publication of information regarding the Company in an accepted publication which permits a manual exemption. This manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

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

Compliance with Penny Stock Rules.

Our securities will initially be considered a “penny stock” as defined in the Exchange Act and the rules there under, since the price of our shares of common stock is less than $5. Unless our common stock is otherwise excluded from the definition of “penny stock,” the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

Shares eligible for future sale.

As of December 31, 2018, the Registrant had 155,997,103, shares of common stock issued and outstanding of which 46,861,850 shares are “restricted” as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company’s issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a six-month holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine.

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2018, we have 155,997,103 shares of common stock issued and outstanding and 800,000 shares of preferred A stock issued and outstanding and 10,000 shares of preferred B stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval; to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

During the quarter ended September 30, 2014 the Company amended its Articles of Incorporation to authorize 1,000,000 shares of Series B Preferred Stock, par value $0.001 (the “Series B Stock”), 10,000 shares of which were issued to our CEO, Tim Vance. The Series B Stock, which may be issued in one or more series by the terms of which may be and may include preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions, has the right to vote, in the aggregate, on all shareholder matters, equal to 51% of the total shareholder vote on any and all shareholder matters. The Series B Stock is entitled to this super-majority, 51% voting right no matter how many shares of common stock or other voting stock of Data Call stock is issued and outstanding in the future. The voting rights of the Series B Stock make a change in control without the approval of Timothy Vance, our CEO, impossible.

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

ITEM 4. MINE SAFETY DISCLOSURE. Table of Contents

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. Table of Contents

Market Information

Our common stock is currently quoted on the OTCQB under the symbol DCLT. Quotation of the Company’s securities on the OTCQB limits the liquidity and price of the Company’s common stock more than if the Company’s shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2018		Fiscal 2017		Fiscal 2016
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.00032	$0.00032	$0.0020	$0.0012	$0.0020	$0.0012
Second Quarter ended June 30	$0.00036	$0.00036	$0.0018	$0.0018	$0.0018	$0.0018
Third Quarter ended September 30	$0.00024	$0.00024	$0.0016	$0.0016	$0.0016	$0.0016
Fourth Quarter ended December 31	$0.00021	$0.00021	$0.0021	$0.0017	$0.0021	$0.0017

As of December 31, 2018, our shares of common stock were held by approximately 191 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On December 26, 2014, the board of directors approved the Company’s 2015 Employee Incentive Plan (the “Plan”) pursuant to which the Company’s board of director or a committee is authorized to issue 25,000,000 shares.

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

ITEM 6. SELECTED FINANCIAL DATA. Table of Contents

N.A.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION. Table of Contents

Results of Operations during the year ended December 31, 2018 as compared to the year ended December 31, 2017

We had $631,117 of sales revenue for the year ended December 31, 2018, compared to sales revenue of $612,798 for the year ended December 31, 2017, an increase in sales revenue of $18,319 or approximately a 3.0% increase from the prior year. We generate revenues through subscription fees received in connection with our DL Manager and InfoServices.

We had total costs of sales for the year ended December 31, 2018 of $178,198 compared to total costs of sales of $150,039 for the year ended December 31, 2017, or an increase of $28,159 or about 18.8% of which resulted in a gross margin of $452,919 for the year ended December 31, 2018 or 71.8%, compared to a gross margin of $462,759 or 75.5% for the year ended December 31, 2017, a decrease in gross margin of $9,840 from the prior year, our decrease in gross margin was due to our increase cost associated with our revenue.

Cost of sales as a percentage of sales was 28.2 % for the year ended December 31, 2018, compared to 24.5% for the year ended December 31, 2017. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease as we expect to take advantage of applicable economies of scale. Our operating expenses decreased to $466,450 for the year ended December 31, 2018, compared to total expenses of $651,695 for the year ended December 31, 2017, a decrease in expenses of $185,245 from the prior period. The decrease in expenses for the year of 2018 was due to the company’s ongoing efforts to expand its business opportunities in the most cost effective and efficient means while reducing costs and the cost of stock issued. We had a net loss of $18,988 for the year ended December 31, 2018, compared to a net loss of $194,393 for the year ended December 31, 2017. While there can be no assurance regarding our operating results in 2019, we believe that we will experience a significant reduction in non-cash expense as well as increased operating revenues which should result in profitable operations.

Liquidity and Capital Resources

We had current assets of $119,415 as of December 31, 2018, which consisted of, $23,006 in cash, accounts receivable of $81,431 and $14,978 in prepaid expense.

We had total assets of $125,436 as of December 31, 2018, compared to $133,174 as of December 31, 2017 or a decrease of $7,738, which consisted of current assets of $119,415, total property and equipment (net of accumulated depreciation) of $5,221, which included high end flat screen televisions, computers and software equipment responsible for running our DL Manager InfoCall Services and our Image Library which are stored in our Friendswood office and other off site locations; and other assets of $800, which included our deposit on our Friendswood office space.

We had total liabilities of $80,695 as of December 31, 2018, compared to $88,364 as of December 31, 2017, a decrease of $7,669, primarily consisting of accounts payable of $22,856 accrued expenses of $23,622, short-term notes of $21,956 and deferred revenue of $12,261. We had positive working capital of $38,720 and an accumulated deficit of $9,971,514 as of December 31, 2018.

Operating activities used $13,661 of cash for the year ended December 31, 2018, which was mainly due to a net loss of $18,988, common stock and options expense of $18,919, increase in depreciation expense of $3,964, increase in accounts receivables of $8,045, increase in prepaid expenses of $8,878, increase in accounts payable of $1,030, increase in accrued expenses of $522, and change in deferred revenue of $2,185.

We had investing activities for the year ended December 31, 2018 of $887 for capital expenditures for equipment and $16,376 for the year ended 2017, respectively.

We had financing activities of $7,036 primarily for the pay down of borrowings from related party during 2018 as compared to 2017 we had financing activity of $7,036 for the pay down of borrowings from related party.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2018 and 2017, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2018 and 2017, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Data Call Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Data Call Technologies, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2013.

www.mkacpas.com

Houston, Texas

March 8, 2019

Data Call Technologies, Inc.

Balance Sheets

December 31, 2018 and 2017

	2018	2017
Assets
Current assets:
Cash	$23,006	$44,590
Accounts receivable	81,431	73,386
Prepaid expenses	14,978	6,100
Total current assets	119,415	124,076

Property and equipment	145,836	144,949
Less accumulated depreciation and amortization	140,615	136,651
Net property and equipment	5,221	8,298

Other assets	800	800
Total assets	$125,436	$133,174

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$14,640	$18,122
Accounts payable - related party	8,216	3,704
Accrued salaries - related party	506	484
Accrued interest	23,116	22,616
Convertible short-term note payable to related party - default	10,000	10,000
Deferred revenue - current	12,261	14,446
Short-term note payable to related party - default	11,956	18,992
Total current liabilities	80,695	88,364

Total liabilities	80,695	88,364

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding at December 31, 2018 and 2017	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding at December 31, 2018 and 2017	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares:
155,997,103 and 145,484,165 shares issued and outstanding at December 31, 2018 and 2017, respectively.	155,997	145,484
Additional paid-in capital	9,859,448	9,851,042
Accumulated deficit	(9,971,514)	(9,952,526)
Total stockholders’ equity	44,741	44,810
Total liabilities and stockholders’ equity	$125,436	$133,174

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statements of Operations

Years ended December 31, 2018 and 2017

	2018	2017

Revenues:
Sales	$631,117	$612,798
Cost of sales	178,198	150,039
Gross margin	452,919	462,759

Selling, general and administrative expenses	462,486	642,686
Depreciation and amortization expense	3,964	9,009
Total operating expenses	466,450	651,695

Other (income) expenses:
Interest income	(7)	(7)
Interest expense	5,464	5,464
Total expenses	471,907	657,152
Net (loss) before income taxes	(18,988)	(194,393)

Provision for income taxes	-	-
Net (loss)	$(18,988)	$(194,393)

Net (loss) per common share - basic and diluted:
Net (loss) applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic and diluted	152,384,838	145,164,908

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statement of Stockholders’ Equity

Years ended December 31, 2018 and 2017

							Additional		Stockholders’
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2016	800,000	$800	10,000	$10	144,976,421	$144,976	$9,671,609	$(9,758,133)	$59,262
Shares issued for services	-	-	-	-	507,744	508	178,025	-	178,533
Fair value of options granted	-	-	-	-	-	-	1,408	-	1,408
Net loss	-	-	-	-	-	-	-	(194,393)	(194,393)
Balance year ended December 31, 2017	800,000	$800	10,000	$10	145,484,165	$145,484	$9,851,042	$(9,952,526)	$44,810
Shares issued for services	-	-	-	-	6,012,938	6,013	12,776	-	18,789
Options exercised	-	-	-	-	4,500,000	4,500	(4,500)	-	-
Fair value of options granted	-	-	-	-	-	-	130	-	130
Net loss	-	-	-	-	-	-	-	(18,988)	(18,988)
Balance year ended December 31, 2018	800,000	$800	10,000	$10	155,997,103	$155,997	$9,859,448	$(9,971,514)	$44,741

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statements of Cash Flows

Years ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net (loss)	$(18,988)	$(194,393)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Shares issued for services	18,789	178,533
Options expense	130	1,408
Depreciation and amortization of property and equipment	3,964	9,009
(Increase) decrease in operating assets:
Accounts receivable	(8,045)	(4,025)
Prepaid expenses	(8,878)	10,900
Accounts payable	(3,482)	(2,214)
Accounts payable - related party	4,512	315
Accrued expenses - related party	22	24
Accrued interest	500	500
Deferred revenues	(2,185)	14,446
Net cash provided by (used in) operating activities	(13,661)	14,503

Cash flows from investing activities
Capital expenditure for equipment	(887)	(16,376)
Net cash (used in) investing activities	(887)	(16,376)

Cash flows from financing activities:
Principal payment on debt - related party	(7,036)	(7,036)
Net cash (used in) financing activities	(7,036)	(7,036)

Net increase (decrease) in cash	(21,584)	(8,909)
Cash at beginning of year	44,590	53,499
Cash at end of year	$23,006	$44,590

Non-Cash Investing and Financing Activities:
Cashless exercise of options	$4,500	$-

Supplemental Cash Flow Information:
Cash paid for interest	$4,964	$4,964
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Notes to Financial Statements

December 31, 2018

Note 1. Summary of Significant Accounting Policies.

Organization, Ownership and Business

Data Call Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 2002. The Company’s mission is to integrate cutting-edge information delivery solutions that are currently deployed by the media, and put them within the control of retail and commercial enterprises. The Company’s software and services put its clients in control of real-time advertising, news, and other content, including emergency alerts, within one building or 10,000, local or thousands of miles away.

The Company’s financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and result of operations for the periods presented have been reflected herein.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2018 or 2017.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of December 31, 2018 and 2017 as we believe all of our receivables are fully collectable.

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

Product Development Costs

Product development costs consist of cost incurred to develop the Company’s website and software for internal and external use. All product development costs are expensed as incurred.

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

Management’s Estimates and Assumptions

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

Earnings (Loss) Per Share

The basic net income per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the years ended December 31, 2018 and 2017, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. In years with a net loss, potentially dilutive securities are not included because their effect is anti-dilutive.

	Years Ended December 31,
	2018	2017
Net (loss)	$(18,988)	$(194,393)

Net (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	152,384,838	145,164,908
Diluted	152,384,838	145,164,908

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

On January 1, 2009, the Company adopted an accounting standard for applying fair value measurements to certain assets, liabilities and transactions that are periodically measured at fair value. The adoption did not have a material effect on the Company’s financial position, results of operations or cash flows. In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are routinely recognized or disclosed at fair value. This standard clarifies how a company should measure the fair value of liabilities, and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on October 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements. The fair value accounting standard creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2018 and 2017:

	(Level 1)	(Level 1)	(Level 3)
2018	$0	$0	$0
2017	$0	$0	$0

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the revenue recognition requirements in Topic 605. We adopted Topic 606 as of January 1, 2018. See Revenue Recognition above for further details.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The new standard is effective beginning January 1, 2019, with early adoption permitted. Tax effects are not anticipated as a result of this standard.

In May 2017, the FASB issued Accounting Standard Update (“ASU”) No. 2017-9, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU2017-9”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-9, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. ASU 2017-9 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company early adopted ASU 2017-9 and adoption did not have a material impact on the Company’s financial statements or related disclosures.

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

Note 2. Related Party Transactions.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in 2018 was $16,110 and the expense in 2017 was $177,721. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2016, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $Nil (2017: $77) in stock option compensation expense, in relation to these options for the year ended December 31, 2018. The Black-Scholes model calculations included stock price on date of measurement of $0.0014, exercise price of $0.001, a term of 3 years, computed volatility of 105% and a discount rate of 1.01%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2017, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $130 (December 31, 2017: $1,331) in stock option compensation expense, in relation to these options for the twelve month period ended December 31, 2018. The Black-Scholes model calculations included stock price on date of measurement of $0.002, exercise price of $0.001, a term of 3 years, computed volatility of 124% and a discount rate of 1.93%. The January 2017 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5 year term of the agreements. The expense recognized in the year ended December 31, 2018 was $2,104 (2017: $Nil). The April 30, 2018 employment agreements calls for a 5 year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

During the second quarter of 2018, the CEO and CFO exercised all warrants previously granted under the 2013 Employment Agreements. The CEO received 2,500,000 shares of common stock and the CFO received 2,000,000 shares of common stock as a result of the cashless exercise. The options were fully expensed during the period from January 2013 through January 2018.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to December 31, 2016. The remaining balance of the note as of December, 31, 2018 and December 31, 2017 was $11,956 and $18,992, respectively. The interest for the note payable has been calculated annually and has been paid for the years ended December 31, 2018 and December 31, 2017.

As of December 31, 2018, and December 31, 2017, convertible notes payable to related party had a balance of $10,000. The note is past due and considered in default. The interest for the note payable has been calculated annually for the year ended December 31, 2018 and 2017.

During the years ended December 31, 2018 and December 31, 2017, the company repaid a total of $7,036 and $7,036, respectively, to related parties on various note payables and related interest.

As of December 31, 2018, and December 31, 2017 the total due to management for past accrued salaries is $506 and $484, respectively.

As of December 31, 2018, and December 31, 2017 the total due to management included in accounts payable is $8,216 and $3,704, respectively.

Note 3. Prepaid Expenses.

As of December 31, 2018, the Company had prepaid expenses of $11,300 for 2019 trade show expenses paid in 2018 and $3,678 of prepaid sales commissions paid in 2018. As of December 31, 2017, the Company had $6,100 in prepaid expenses for a 2018 trade show.

Note 4. Property and Equipment.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2018	2017
Equipment	3-5	$113,499	$112,612
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		145,836	144,949
Less accumulated depreciation and amortization		(140,615)	(136,651)
Net property and equipment		$5,221	$8,298

Note 5. Income Taxes.

	December 31
	2018	2017
Tax expense/(benefit) computed at statutory rate for continuing operations	$432,523	$5,058
Tax effect (benefit) of operating loss carryforwards	(432,523)	(5,058)
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $3,089,625 as of December 31, 2018, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	December 31
	2018	2017
Deferred tax assets:	$	$
Net operating loss	648,821	1,081,345
Valuation allowance	(648,821)	(1,081,345)
Net deferred asset	$-	$-

At December 31, 2018 and 2017, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 6. Capital Stock, Options and Warrants.

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 are outstanding as of December 31, 2018 and 2017. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends as of December 31, 2018 or 2017. Unaccrued and undeclared dividends were $4,800 as of December 31, 2018 and 2017, respectively.

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

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in 2018 was $16,110 and in 2017 the recognized expense was $177,721.

During the first quarter of 2016, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company’s CEO, in connection with the execution of a 5 year employment agreement and to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. During the period ended March 31, 2015 the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price from $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The change in value from the lower exercise price and extended expiration date was considered immaterial. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Black-Scholes model calculations included stock price on date of measurement of $0.0014, exercise price of $0.001, a term of 3 years, computed volatility of 105% and a discount rate of 1.01%. Assumptions used to determine the fair value of the stock based compensation is as follows:

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	0.77	$0.001	900,000

The Company recorded $Nil (2017: $77) in stock option compensation expense, in relation to these options, during the year ended December 31, 2018. Total stock option compensation expense is calculated at $884, to be recognized over the vesting period of one year.

During the first quarter of 2017, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company’s CEO, in connection with the execution of a 5 year employment agreement and to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. During the period ended March 31, 2015 the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price from $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The change in value from the lower exercise price and extended expiration date was considered immaterial. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Black-Scholes model calculations included stock price on date of measurement of $0.002, exercise price of $0.001, a term of 3 years, computed volatility of 214% and a discount rate of 1.93%. Assumptions used to determine the fair value of the stock based compensation is as follows:

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	1.85	$0.001	900,000

The Company recorded $130 (2017: $1,331) in stock option compensation expense, in relation to these options, during the year ended December 31, 2018. Total stock option compensation expense is calculated at $1,460, to be recognized over the vesting period of one year.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5 year term of the agreements. The expense recognized in the year ended December 31, 2018 was $2,104 (2017: $Nil). The April 30, 2018 employment agreements calls for a 5 year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

During the second quarter of 2018, the CEO and CFO exercised all warrants previously granted under the 2013 Employment Agreements. The CEO received 2,500,000 shares of common stock and the CFO received 2,000,000 shares of common stock as a result of the cashless exercise. The options were fully expensed during the period from January 2013 through January 2018.

During the year ended December 31, 2018 the Company granted 512,938 shares of common stock to two consultants for services provided. The stock was valued using the grant date closing price for the Company’s stock for a total compensation expense of $1,481 of which $575 was expensed during 2018.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 155,997,103 shares were issued and outstanding as of December 31, 2018 (2017: 145,484,165).

Note 7. Commitments and Contingencies.

The Company conducted its operations from a facility located in Friendswood Texas during FY 2018 and 2017. During January 2013 the Company moved facilities to Friendswood Texas under a 12 month operating lease expiring on January 30, 2017. The Friendswood lease was extended in February 2015 for a term of 24 months expiring on February 1, 2016. The lease is currently month to month.

The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2018:

Year	Amount

2019	$-
2020	$-
2021	$-
2022	$-
2023	$-

Rent expense in 2018 and 2017 under the terms of the Houston Texas lease was $10,800 and $10,800, respectively.

Note 8. Concentrations.

Concentration of Major Customers

As of December 31, 2018, the Company’s trade accounts receivables from three customers represented approximately 93% of its accounts receivable. As of December 31, 2017, the Company’s trade accounts receivables from two customers represented approximately 87% of its accounts receivable.

For the year ended December 31, 2018 the Company received approximately 74% of its revenue from two customers. The specific concentrations were Customer A, 52%, and Customer B, 22%. For the year ended December 31, 2017 the Company received approximately 81% of its revenue from two customers.

Concentration of Supplier Risk

The Company had 6 vendors that accounted for approximately 82% of purchases during the year ended December 31, 2018 related to operations. Specific concentrations were Vendor A 17%, Vendor B 16%, Vendor C 16%, Vendor D 13%, Vendor E 10%, and Vendor F 10%. For the year ended December 31, 2017 the Company had 5 vendors that accounted for approximately 76% of purchases.

Note 9. Convertible Shareholder Notes Payable.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a note payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been paid for 2018 and 2017. During 2013, the note payable agreement was amended to include a conversion feature to the Company’s common stock at $0.0001 per share. Under ASC 470-50, the amendment adds a substantive conversion option which causes the amended note to be evaluated as a new debt issuance. As the conversion term is considered in the money a beneficial conversion feature was present with a debt discount calculated at $50,000. The debt discount was amortized to interest expense during 2013 due to the note being due at the time of the amendment. During 2013, the creditor sold a portion of his note for $8,900. At the request of the new creditors the Company issued 89,000,000 shares of common stock at $0.0001 in terms with the amended agreement. No gain or loss was recorded on the conversion of debt to equity during the period ending December 31, 2013 as it was converted within the terms of the agreement. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance due under this note was $11,956 as of December 31, 2018 and $18,992 as of December 31, 2017. This note is currently in default.

During the quarter ended September 30, 2011, the Company issued a short-term convertible note to a shareholder in the amount of $10,000. The convertible note is due in one year and bears interest of 12%. The interest for the convertible note has been calculated annually and has been accrued for 2018 and 2017. As of December 31, 2018, the convertible note contains a conversion feature at a 50% discount of the 10 day average closing price prior to notice. The note holder agreed that the conversion would not force the Company to issue more shares than allowed under the current capitalization which eliminates the existence of a derivative. The beneficial conversion feature included in the discounted share price of the conversion was found to be immaterial for the years ended December 31, 2018 and 2017. As the note is past its due date of June 2, 2012, the note is considered in default.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES. Table of Contents

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2018. Based on this assessment, Management identified the following material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

3. We do not have written documentation of formal procedures for the identification and approval of related party transactions.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

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

Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2019.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

ITEM 9B. OTHER INFORMATION. Table of Contents

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE. Table of Contents

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Timothy Vance	52	Chief Executive Officer, Chief Operating Officer and Director
Gary D. Woerz	72	Chief Financial Officer and Director
John Schafer	44	Director

Timothy Vance - Chief Executive Officer, Chief Operating Officer and Director

Timothy Vance, a founder and an intricate element in the fabric of the Company, has served as one of our Directors since June 2003, as our Chief Operating Officer since January 2007 and as our Chief Executive Officer since July 2008. Mr. Vance has been part of the Data Call management team since the company’s inception. Prior to founding Data Call, Mr. Vance was employed at QVS Wireless Corporation. Prior to QVS Wireless, Mr. Vance was employed for 17 years by World Ship Supply, a global maritime supply company. He was the General Manager of the Houston branch for several years before following his entrepreneurial vision.

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

John Schafer - Director

Mr. Schafer has been a member of Data Call’s Board of Directors since his appointment in May 2013. From March 2005 through the present, Mr. Schafer has served as Vice President of Operations of Waterfront Ventures LLC, a private company engaged in real estate development and operations, specializing in the hospitality and public service industry. Mr. Schafer’s duties at Waterfront Ventures include strategic and financial planning and chief of operations. In addition, from 2004 through the present, Mr. Schafer has been President and principal of JLS Holdings LLC, a private company engaged in the business of marketing, business development, financial planning and promotion, primarily for the real estate and hospitality industry, among others.

Employment Agreements

Effective February, 2018, the Company entered into a five-year employment agreement with Tim Vance, to as Chief Executive Officer and Chief Operating Officer at a base compensation of $98,000 per year. The agreement also provided for the issuance of 3,500,000 restricted shares of the Company’s common stock which vest over the 5 year term. Also effective on February, 2018, the Company entered into a five-year employment agreement with Gary D. Woerz to serve as Chief Financial Officer at a base compensation of $57,2000 per year. The agreement also provided for the issuance of 2,000,000 restricted shares of the Company’s common stock which vest over the 5 year term.

ITEM 11. EXECUTIVE COMPENSATION. Table of Contents

The following table sets forth information concerning the total compensation during the fiscal years ending December 31, 2018, 2017 and 2016.

Summary Compensation Table

					Long Term
	Annual Compensation				Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
Name and Principal		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Position	Year	($)	($)	($)	($)	($)	($)

Timothy Vance, CEO, COO, Director (1)	2018	98,000	—	5,000	—	—	103,000
	2017	85,000	—	6,000	—	—	91,000
	2016	85,000	—	6,000	—	—	91,000
Garry D. Woerz, CFO, Director (2)	2018	57,200	—	5,000	—	—	62,200
	2017	52,000	—	5,000	—	—	57,000
	2016	52,000	—	5,000	—	—	57,000

(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant.

(2) In January 2013, Gary D. Woerz was appointed CFO of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2018. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned (1)
Timothy E. Vance, CEO, COO and Director	20,190,000	12.94%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

Gary D. Woerz, CFO and Director	17,700,000	11.35%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

John Schafer, Director	1,000,000	0.64%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546
Director and Officer (3 people)	38,890,000	24.93%

(1) Applicable percentage ownership is based on 155,997,103 shares of common stock outstanding as of December 31, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE. Table of Contents

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. Table of Contents

Independent Public Accountants

Our auditor, M&K CPAS, PLLC. has served as the Company’s independent registered public accountants for the fiscal years 2018 and 2017.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audits of the Registrant’s annual financial statements for the years ended December 31, 2018 and 2017, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Audit fees (1)	$23,851	$22,000
Audit-related fees (2)	—	—
Tax fees (3)	1,100	1,100
All other fees	—	—

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. Table of Contents

(a) The exhibits listed below are filed as part of this annual report.

3.1	Articles of Incorporation, attached to the Company’s Form S-1 as filed with the SEC on February 21, 2006.
3.2	Certificate of Amendment to Articles of Incorporation, attached to the Company’s Form S-1 as filed with the SEC on February 21, 2006.
3.3.1	Amended and Restated Articles of Incorporation, attached to the Company’s Form S-1/A as filed with the SEC on June 29, 2006.
3.4	Amended Bylaws, attached to the Company’s Form S-1 as filed with the SEC on February 21, 2006.
4.1	Certificate of Designation of Series B Preferred Stock dated August 30, 2013, attached to the Company’s Form 10-K for the year ended 2014 as filed with the SEC on March 30, 2015.
10.16	Employment Agreement between the Company and Timothy E. Vance, as amended, attached to the Company’s Form 10-K for the year ended 2014 as filed with the SEC on March 30, 2015.
10.17	Employment Agreement between the Company and Gary Woerz, as amended, attached to the Company’s Form 10-K for the year ended 2014 as filed with the SEC on March 30, 2015.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	March 8, 2019

By:	/s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	March 8, 2019

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chairman
Date:	March 8, 2019

By:	/s/ Gary D. Woerz
Gary D. Woerz
Director
Date:	March 8, 2019

