Form 10-Q
period 2019-03-31
Data Call Technologies
filed 2019-05-10
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

On May 10, 2019, the Registrant had 155,997,103 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Balance Sheets

March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$10,636	$23,006
Accounts receivable	86,635	81,431
Prepaid expenses	1,839	14,978
Total current assets	99,110	119,415

Property and equipment	145,836	145,836
Less accumulated depreciation and amortization	141,176	140,615
Net property and equipment	4,660	5,221

Other assets	800	800
Total assets	$104,570	$125,436

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$21,984	$14,640
Accounts payable - related party	10,555	8,216
Accrued salaries - related party	2,461	506
Accrued interest	23,241	23,116
Convertible short-term note payable to related party - default	10,000	10,000
Deferred revenue - current	6,130	12,261
Short-term note payable to related party - default	10,197	11,956
Total current liabilities	84,568	80,695

Total liabilities	84,568	80,695

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	10	10
Common stock, $0.001 par value. Authorized 200,000,000 shares: 155,997,103 shares issued and outstanding at March 31, 2019 and December 31, 2018	155,997	155,997
Additional paid-in capital	9,860,335	9,859,448
Accumulated deficit	(9,997,140)	(9,971,514)
Total stockholders’ equity	20,002	44,741
Total liabilities and stockholders’ equity	$104,570	$125,436

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statements of Operations

Three Months Ended March 31, 2019 and 2018 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2019	March 31, 2018

Revenues
Sales	$163,669	$167,590
Cost of sales	44,179	38,567
Gross margin	119,490	129,023

Selling, general and administrative expenses	143,190	150,902
Depreciation and amortization expense	561	2,279
Total operating expenses	143,751	153,181

Other (income) expense
Interest income	(1)	(2)
Interest expense	1,366	1,366
Total expenses	145,116	154,545

Net loss before income taxes	(25,626)	(25,522)

Provision for income taxes	-	-
Net loss	$(25,626)	$(25,522)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic	155,997,103	145,484,165
Diluted	155,997,103	145,484,165

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statement of Stockholders’ Equity

For The Three Months Ended March 31, 2019 and the year ended December 31,2018 (Unaudited)

Table of Contents

							Additional		Stockholder ’
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2017	800,000	$800	10,000	$10	145,484,165	$145,484	$9,851,042	$(9,952,526)	$44,810
Shares issued for services	-	-	-	-	6,012,938	6,013	12,776	-	18,789
Options exercised	-	-	-	-	4,500,000	4,500	(4,500)	-	-
Fair value of options granted	-	-	-	-	-	-	130	-	130
Net loss	-	-	-	-	-	-	-	(18,988)	(18,988)
Balance year ended December 31, 2018	800,000	$800	10,000	$10	155,997,103	$155,997	$9,859,448	$(9,971,514)	$44,741
Shares issued for services	-	-	-	-	-	-	887	-	887
Net loss	-	-	-	-	-	-	-	(25,626)	(25,626)
Balance period ended March 31, 2019	800,000	$800	10,000	$10	155,997,103	$155,997	$9,860,335	$(9,997,140)	$20,002

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statements of Cash Flows

Three Months Ended March 31, 2019 and 2018 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(25,626)	$(25,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	561	2,279
Stock based compensation	887	16,110
Options expense	-	130
Changes in operating assets and liabilities:
Accounts receivable	(5,204)	(12,962)
Prepaid expenses	13,139	5,200
Accounts payable	7,344	5,808
Accounts payable - related party	2,339	14,443
Accrued expenses	125	125
Accrued expenses - related party	1,955	96
Deferred revenues	(6,131)	(6,191)
Net cash used in operating activities	(10,611)	(484)

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Principal payment on borrowing from related party	(1,759)	(1,759)
Net cash used in financing activities	(1,759)	(1,759)

Net increase (decrease) in cash	(12,370)	(2,243)
Cash at beginning of year	23,006	44,590
Cash at end of period	$10,636	$42,347

Supplemental Cash Flow Information:
Cash paid for interest	$1,241	$1,241
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Notes to Financial Statements
March 31, 2019
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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2019 are not indicative of the results that may be expected for the year ending December 31, 2019.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the Company’s audited financial statements and related footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

Revenue Recognition

Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of March 31, 2019 and December 31, 2018 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets & Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	(Level 1)	(Level 2)	(Level 3)
March 31, 2019	$0	$0	$0
December 31, 2018	$0	$0	$0

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the revenue recognition requirements in Topic 605. We adopted Topic 606 as of January 1, 2018.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The new standard is effective beginning January 1, 2019, with early adoption permitted. Tax effects are not anticipated as a result of this standard

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(2) Related Party Transactions

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2018 was $16,110 and the expense in the first quarter of 2019 was $Nil. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2017, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $Nil (March 31, 2018: $130) in stock option compensation expense, in relation to these options for the quarter ended March 31, 2019. The Black-Scholes model calculations included stock price on date of measurement of $0.002, exercise price of $0.001, a term of 3 years, computed volatility of 124% and a discount rate of 1.93%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance of the note as of March 31, 2019 and December 31, 2018 was $10,197 and $11,956, respectively. The interest for the note payable has been calculated annually and has been paid for the quarter ended March 31, 2019 and the year ended December 31, 2018.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5 year term of the agreements. The Company recorded $887 (March 31, 2018: Nil) in stock based compensation expense, in relation to those shares for the quarter ended March 31, 2019. The April 30, 2018 employment agreements calls for a 5 year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

As of March 31, 2019 and December 31, 2018, convertible notes payable to related party had a balance of $10,000. The note is past due and considered in default. The interest for the note payable has been calculated annually and has been accrued for the quarter ended March 31, 2019 and the year ended December 31, 2018.

During the quarters ended March 31, 2019 and March 31, 2018, the company repaid a total of $1,759 and $1,759, respectively, to related parties on various note payables.

As of March 31, 2019 and December 31, 2018 the total due to management for past accrued salaries is $2,461 and $506, respectively.

As of March 31, 2019 and December 31, 2018 the total due to management included in accounts payable is $10,555 and $8,216, respectively.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 shares are outstanding at March 31, 2019 and December 31, 2018. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of March 31, 2019 and 2018 un accrued and undeclared dividends were $1,200.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the first quarter of 2019 was $Nil (2018: $16,110).

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

During the first quarter of 2017, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company’s CEO, in connection with the 2013 5 year employment agreement and to Gary Woerz, CFO, in connection with the execution of the 2013 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. During the period ended March 31, 2015, the Company determined that the Employment Agreements between the Company and its Executive Officers be amended to adjust the exercise price form the lower of $0.03 to $0.0015 and that the expiration date of the options to be extended from January 31, 2018 to December 31, 2019. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Black-Scholes model calculations included stock price on date of measurement of $0.002, exercise price of $0.001, a term of 3 years, computed volatility of 124% and a discount rate of 1.93%. Assumptions used to determine the fair value of the stock based compensation is as follows:

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	1.71	$0.001	900,000

The Company recorded $Nil (2018: $130) in stock option compensation expense, in relation to these options, during the quarter ended March 31, 2019. Total stock option compensation expense is calculated at $1,460.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5 year term of the agreements. The Company recorded $887 (March 31, 2018: Nil) in stock based compensation expense, in relation to those shares for the quarter ended March 31, 2019. The April 30, 2018 employment agreements calls for a 5 year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 155,997,103 shares were issued and outstanding as of March 31, 2019 and December 31, 2018.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2019	December 31, 2018
Equipment	3-5	$113,499	$113,499
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		145,836	145,836
Less accumulated depreciation and amortization		(141,176)	(140,615)
Net property and equipment		$4,660	$5,221

(5) Shareholder Notes Payable

Repayments on shareholder notes payable during the quarter ended March 31, 2019 totaled $1,759 (2018: $1,759).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION Back to Table of Contents

Some of the statements contained in this quarterly report of Data Call Technologies, Inc., Nevada corporation (hereinafter referred to as “we”, “us”, “our”, “Company” and the “Registrant”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Data Call Technologies, Inc. (“Data Call,” or the “Company”) was incorporated under the laws of the State of Nevada as Data Call Wireless on April 4, 2002. On March 1, 2006, we changed our name to Data Call Technologies, Inc.

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

Some of the current types of data and information, for which a client may subscribe to through the Direct Lynk System, in multiple formats include:

-	Headline News top world and national news headlines;
-	Business News top business headlines;
-	Financial Highlights world-based financial indicators ;
-	Entertainment News top entertainment headlines;
-	Health/Science News top science/health headlines;
-	Strange News - latest off-beat news headlines;
-	Sports Headlines top sports headlines
- AP News Minute Video
- AP This Day In History Videos
- AP Entertainment Minute Videos
-	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;
-	National Football League latest game schedule and in-game updates;
-	National Basketball Association - latest game schedule and in-game updates;
-	Major League Baseball - latest game schedule and in-game updates;
-	National Hockey League - latest game schedule and in-game updates;
-	NCAA Football - latest game schedule and in-game updates;
-	NCAA Men’s Basketball - latest game schedule and in-game updates;
-	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament;
-	NASCAR top 10 race positions updated every 20 laps throughout the race;
-	Traffic Mapping;
-	Animated Doppler Radar and Forecast Maps;
-	Listings of the day’s horoscopes;
-	Listings of the birthdays of famous persons born on each day;
-	Health and Wellness
-	Listings of historical events which occurred on each day in history; and
-	Localized Traffic and Weather Forecasts.

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

During the last twelve months, the Company has implemented cost management measurements to review monthly expenditures. We will continue these efforts to streamline operations, as we focus on increasing sales and gross revenues over the next twelve months. We do not currently have any plans to increase our monthly expenditures or number of employees. We currently offer our Direct Lynk Messenger and DLMedia services to our clients and other potential customers through the Internet. Both DLM Services are Digital Signage products and real-time information services which provides a wide range of up-to-date information for display. Both DLM services are able to work concurrently with customers’ existing digital signage systems. The Direct Lynk Messenger product is slowly becoming a legacy product with the DLMedia product in the forefront.

We continually add subscribers for our technology throughout and intend to build and increase such subscribers moving forward.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Our revenues for the three months ended March 31, 2019 were $163,669 compared to $167,590 for the three-month period ended March 31, 2018, representing a decrease of $3,921 or 2.34% during the same period in the prior year. The decrease was mainly due to not all of the renewals were completed during the first quarter of the new year.

Costs of sales for the three months ended March 31, 2019 were $44,179 compared to $38,567 for the three-month period ended March 31, 2018, which represents an increase of $5,612. Costs of sales increased due to the amount of bandwidth required to provide the subscription services.

Gross margins for the three months ended March 31, 2019 were $119,490 compared to $129,023, or 73.0% for the three-month period ended March 31, 2019 as compared to 77.0% for the three-month period ending March 31, 2018.

Selling, General and Administrative expenses for the three months ended March 31, 2019 were $143,190 compared to $150,902 for the three-month period ended March 31, 2018, representing a decrease of $7,712 from the same period in the prior year. The decrease in SG&A expenses is mainly due to a decrease in expenses and a reduction in the costs of stock. Net loss for the three months ended March 31, 2019 was $25,626 compared to a net loss of $25,522 for the three-month period ended March 31, 2018. The Company’s net loss was due to the decrease in revenue and the reduction of expenses.

Liquidity and Capital Resources

We had total current assets of $99,110 consisting of $10,636 of cash and $86,635 in accounts receivable and prepaids of $1,839 as of March 31, 2019. As of March 31, 2019, we had total current liabilities of $84,568, which represented $32,539 in accounts payable, $25,702 in accrued expenses, $6,130 in deferred revenue and $20,197 in notes payable.

We had a positive working capital of $14,542 and an accumulated deficit of $9,997,140 on March 31, 2019.

We used $10,611 of cash for our operating activities during the three-month period ended March 31, 2019, which was mainly due to a net loss of $25,626, accounts payable of $9,683, offset by accounts receivables of $5,204, non-cash expenses related to stock based compensation of $887, prepaid expenses of $13,139, depreciation expense of $561, accrued expenses of $2,080, and deferred revenue of $6,131. We had no investing activities during the three-month period ended March 31, 2019. We used $1,759 in financing activities during the three months ended March 31, 2019 for the repayment of related party notes payable.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three month period ended March 31, 2019 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 10, 2019

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: May 10, 2019

