Form 10-Q
period 2019-06-30
Data Call Technologies
filed 2019-08-09
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

On July 27, 2019, the Registrant had 155,997,103 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Balance Sheets

June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$18,401	$23,006
Accounts receivable	74,734	81,431
Prepaid expenses	13,700	14,978
Total current assets	106,835	119,415

Property and equipment	145,836	145,836
Less accumulated depreciation and amortization	141,738	140,615
Net property and equipment	4,098	5,221

Other assets	800	800
Total assets	$111,733	$125,436

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$27,632	$14,640
Accounts payable - related party	8,077	8,216
Accrued salaries - related party	2,850	506
Accrued interest	23,366	23,116
Convertible short-term note payable to related party - default	10,000	10,000
Deferred revenue - current	-	12,261
Short-term note payable to related party - default	8,438	11,956
Total current liabilities	80,363	80,695

Total liabilities	80,363	80,695

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares: 155,997,103 shares issued and outstanding at June 30, 2019 and at December 31, 2018	155,997	155,997
Additional paid-in capital	9,861,222	9,859,448
Accumulated deficit	(9,986,659)	(9,971,514)
Total stockholders’ equity	31,370	44,741
Total liabilities and stockholders’ equity	$111,733	$125,436

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Condensed Statements of Operations

Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues
Sales	$161,999	$160,481	$325,668	$328,071
Cost of sales	49,907	42,433	94,086	81,000
Gross margin	112,092	118,048	231,582	247,071

Selling, general and administrative expenses	99,684	99,446	242,874	250,348
Depreciation and amortization expense	562	561	1,123	2,840
Total operating expenses	100,246	100,007	243,997	253,188

Other (income) expense
Interest income	(1)	(1)	(2)	(3)
Interest expense	1,366	1,366	2,732	2,732
Total expenses	101,611	101,372	246,727	255,917

Net income (loss) before income taxes	10,481	16,676	(15,145)	(8,846)

Provision for income taxes	-	-	-	-
Net income (loss)	$10,481	$16,676	$(15,145)	$(8,846)

Net income (loss) per common share - basic and diluted	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average common shares:
Basic	155,997,103	152,187,462	155,997,103	148,854,331
Diluted	160,702,985	152,784,477	155,997,103	148,854,331

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statement of Stockholders’ Equity

For The Six Months Ended June 30,2019 (unaudited) and the year ended December 31,2018

	Preferred Stock A		Preferred Stock B		Common Stock		Additional paid-in	Accumulated	Stockholder’ equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2017	800,000	$800	10,000	$10	145,484,165	$145,484	$9,851,042	$(9,952,526)	$44,810
Shares issued for services	-	-	-	-	6,012,938	6,013	12,776	-	18,789
Options exercised	-	-	-	-	4,500,000	4,500	(4,500)	-	-
Fair value of options granted	-	-	-	-	-	-	130	-	130
Net loss	-	-	-	-	-	-	-	(18,988)	(18,988)
Balance year ended December 31, 2018	800,000	$800	10,000	$10	155,997,103	$155,997	$9,859,448	$(9,971,514)	$44,741
Shares issued for services	-	-	-	-	-	-	1,774	-	1,774
Net loss	-	-	-	-	-	-	-	(15,145)	(15,145)
Balance period ended June 30, 2019	800,000	$800	10,000	$10	155,997,103	$155,997	$9,861,222	$(9,986,659)	$31,370

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.

Condensed Statements of Cash Flows

Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(15,145)	$(8,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,123	2,840
Stock-based compensation	1,774	16,440
Options expense	130	130
Changes in operating assets and liabilities:
Accounts receivable	6,697	206
Prepaid expenses	1,278	(2,100)
Other assets	-	-
Accounts payable	12,992	(1,500)
Accounts payable - related party	(139)	565
Accrued expenses	250	250
Accrued expenses - related party	2,344	46
Deferred revenues	(12,261)	(12,382)
Net cash used in operating activities	(1,087)	(4,351)

Cash flows from investing activities:
Purchase of property and equipment	-	(887)
Net cash used in investing activities	-	(887)

Cash flows from financing activities:
Principal payments on borrowing from related party	(3,518)	(3,518)
Net cash used in financing activities	(3,518)	(3,518)

Net increase (decrease) in cash	(4,605)	(8,756)
Cash at beginning of year	23,006	44,590
Cash at end of period	$18,401	$35,834

Supplemental Cash Flow Information:
Cash paid for interest	$2,482	$2,482
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2019

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2019 are not indicative of the results that may be expected for the year ending December 31, 2019.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the Company’s audited consolidated financial statements and related footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2019 or December 31, 2018.

Revenue Recognition

The Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of June 30, 2019 and December 31, 2018 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	(Level 1)	(Level 2)	(Level 3)
June 30, 2019	$0	$0	$0
December 31, 2018	$0	$0	$0

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

(2) Related Party Transactions

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the second quarter of 2018 was $Nil and the expense in the second quarter of 2019 was $Nil. The expense recognized in the six months ended June 30, 2018 was $16,110 and the expense in the six months ended June 30, 2019 was $Nil. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2017, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $Nil (June 30, 2018: $130) in stock option compensation expense, in relation to these options for the six months ended June 30, 2019. The Black-Scholes model calculations included stock price on date of measurement of $0.002, exercise price of $0.001, a term of 3 years, computed volatility of 124% and a discount rate of 1.93%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5 year term of the agreements. The expense recognized in the second quarter of 2019 was $887 (2018: $330) and $1,774 for the six months ended June 30, 2019 (2018: $330). The April 30,2018 employment agreements calls for a 5 year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance of the note as of June 30, 2019 and December 31, 2018 was $8,438 and $11,956, respectively. The interest for the note payable has been calculated annually and has been paid for the quarter ended June 30, 2019 and the year ended December 31, 2018.

As of June 30, 2019 and December 31, 2018, convertible notes payable to related party had a balance of $10,000. The interest for the note payable has been calculated annually and has been accrued for the quarter ended June 30, 2019 and the year ended December 31, 2018.

As of June 30, 2019 and December 31, 2018, the total due to management for past accrued salaries is $2,850 and $506, respectively.

As of June 30, 2019 and December 31, 2018, the total due to management included in accounts payable is $8,077 and $8,216, respectively.

During the six-month periods ended June 30, 2019 and June 30, 2018, the company repaid a total of $3,518 and $3,518, respectively, to related parties on various note payables.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at June 30, 2019 and December 31, 2018. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of June 30, 2019 or December 31, 2018. Unaccrued and undeclared dividends were $2,400 and $4,800 as of June 30, 2019 and December 31, 2018, respectively.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the second quarter of 2018 was $Nil and the expense in the second quarter of 2019 was $Nil. The expense recognized in the six months ended June 30, 2018 was $16,110 and the expense in the six months ended Jun 30, 2019 was $Nil. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	1.56	$0.001	900,000

The Company recorded $Nil (2018: $130) in stock option compensation expense, in relation to these options, during the six month period ended June 30, 2019. Total stock option compensation expense is calculated at $1,460.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5 year term of the agreements. The Company recorded $1,774 (June 30, 2018: $330) in stock based compensation expense, in relation to those shares for the six months ended June 30, 2019. The April 30, 2018 employment agreements calls for a 5 year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

The Company in April, 2019 issued a 14C to increase the authorized shares up to 490,000,000 shares of Common Stock, of which 155,997,103 shares were issued and outstanding as of June 30, 2019 and December 31, 2018.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2019	December 31, 2018
Equipment	3-5	$113,499	$113,499
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		145,836	145,836
Less accumulated depreciation and amortization		(141,738)	(140,615)
Net property and equipment		$4,098	$5,221

(5) Shareholder Notes Payable and Convertible Notes Payable

Repayments on shareholder notes payable during the six-month period ended June 30, 2019 totaled $3,518 (2018: $3,518).

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

Some of the current types of data and information, for which a client may subscribe to through the Direct Lynk System, in multiple formats include:

●	Headline News top world and national news headlines;
●	Business News top business headlines;
●	Financial Highlights world-based financial indicators ;
●	Entertainment News top entertainment headlines;
●	Health/Science News top science/health headlines;
●	Strange News - latest off-beat news headlines;
●	Sports Headlines top sports headlines
- AP News Minute Video
- AP This Day In History Videos
- AP Entertainment Minute Videos
●	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;

●	National Football League latest game schedule and in-game updates;
●	National Basketball Association - latest game schedule and in-game updates;
●	Major League Baseball - latest game schedule and in-game updates;
●	National Hockey League - latest game schedule and in-game updates;
●	NCAA Football - latest game schedule and in-game updates;
●	NCAA Men’s Basketball - latest game schedule and in-game updates;
●	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament;
●	NASCAR top 10 race positions updated every 20 laps throughout the race;
●	Traffic Mapping;
●	Animated Doppler Radar and Forecast Maps;
●	Listings of the day’s horoscopes;
●	Listings of the birthdays of famous persons born on each day;
●	Health and Wellness
●	Listings of historical events which occurred on each day in history; and
●	Localized Traffic and Weather Forecasts.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Our revenues for the three months ended June 30, 2019 were $161,999, compared to $160,481 for the three-month period ended June 30, 2018, representing an increase of $1,518 or approximately 0.9%. The increase in revenues was mainly due to new customers purchasing new contents.

Costs of sales for the three months ended June 30, 2019 were $49,907 compared to $42,433 for the three-month period ended June 30, 2018, cost of sales for the quarter increased $7,474. These costs are related to the licensing and royalty expense required providing enhanced subscription services.

Gross margins for the three months ended June 30, 2019 were $112,092 compared to $118,048 as of June 30, 2018, or 69.2% for the three-month period ended June 30, 2019 as compared to 73.6% for the three-month period ending June 30, 2018.

Operating expenses for the three months ended June 30, 2019 were $100,246 compared to $100,007 for the three-month period ended June 30, 2018, representing a increase of $239 from the same period in the prior year. Net income for the three months ended June 30, 2019 was $10,481 compared to a net income of $16,676 for the three-month period ended June 30, 2018 or a net change of $(6,195). The Company’s net income was due to the increase in revenue.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Our revenues for the six months ended June 30, 2019 were $325,668, compared to $328,071 for the six-month period ended June 30, 2018, representing a decrease of $2,403 or approximately 0.7%. Costs of sales for the six months ended June 30, 2019 were $94,086, compared to $81,000 for the same period of the prior year. This increase was due the costs related to the licensing and royalty expense required to provide the subscription services.

Gross margins for the six months ended June 30, 2019 were $231,582 compared to $247,071 as of June 30, 2018, or 71.1% for the six-month period ended June 30, 2019 as compared to 75.3% for the six-month period ending June 30, 2018.

Operating expenses for the six months ended June 30, 2019 were $243,997 compared to $253,188 for the six-month period ended June 30, 2018, representing a decrease of $9,191 from the same period in the prior year. Net loss for the six months ended June 30, 2019 was $15,145 compared to a net loss of $8,846 for the six-month period ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had total current assets of $106,835, consisting of $18,401 in cash, $74,734 in accounts receivable and $13,700 in prepaid expenses and had total current liabilities of $80,363 consisting or $35,709 in accounts payable, $26,216 in accrued expenses, and $18,438 in notes payable.

At June 30, 2019, we had a positive working capital of $26,472 and an accumulated deficit since inception of $9,986,659. The Company had net cash used by operating activities of $1,087 during the six-month period ended June 30, 2019, which was mainly due to a net loss of $15,145, an increase in accounts receivable of $6,697, an increase in accounts payable of $12,853, an increase in accrued expenses of $2,594, an increase in prepaid expenses of $1,278 , stock compensation expense and options expense of $1,774, deferred revenue of $12,261 and depreciation expense of $1,123.

We had investing activities of $0 during the six-month period ended June 30, 2019 related to the purchase of property and equipment. We used $3,518 in our financing activities during the six months ended June 30, 2019 for the repayment of a shareholder notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended June 30, 2019 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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

Date: August 9, 2019

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: August 9, 2019

