Form 10-Q
period 2019-09-30
Data Call Technologies
filed 2019-11-08
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

On November 8, 2019, the Registrant had 156,498,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Balance Sheets

September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$13,412	$23,006
Accounts receivable	70,821	81,431
Prepaid expenses	12,200	14,978
Total current assets	96,433	119,415

Property and equipment	145,836	145,836
Less accumulated depreciation and amortization	142,300	140,615
Net property and equipment	3,536	5,221

Other assets	800	800
Total assets	$100,769	$125,436

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$23,577	$14,640
Accounts payable - related party	3,208	8,216
Accrued salaries - related party	5,624	506
Accrued interest	23,491	23,116
Convertible short-term note payable to related party - default	10,000	10,000
Deferred revenue - current	-	12,261
Short-term note payable to related party - default	6,679	11,956
Total current liabilities	72,579	80,695

Total liabilities	72,579	80,695

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares: 156,498,515 shares issued and outstanding at September 30, 2019 and 155,997,103 at December 31, 2018, respectively	156,498	155,997
Additional paid-in capital	9,863,113	9,859,448
Accumulated deficit	(9,992,231)	(9,971,514)
Total stockholders’ equity	28,190	44,741
Total liabilities and stockholders’ equity	$100,769	$125,436

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Condensed Statements of Operations

Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues
Sales	$137,263	$144,902	$462,931	$472,973
Cost of sales	46,313	48,296	140,399	129,296
Gross margin	90,950	96,606	322,532	343,677

Selling, general and administrative expenses	94,594	95,786	337,468	346,134
Depreciation and amortization expense	562	562	1,685	3,402
Total operating expenses	95,156	96,348	339,153	349,536

Other (income) expense
Interest income	-	(2)	(2)	(5)
Interest expense	1,366	1,366	4,098	4,098
Total expenses	96,522	97,712	343,249	353,629

Net income (loss) before income taxes	(5,572)	(1,106)	(20,717)	(9,952)

Provision for income taxes	-	-	-	-
Net income (loss)	$(5,572)	$(1,106)	$(20,717)	$(9,952)

Net income (loss) per common share - basic and diluted
	$0.00	$0.00	$0.00	$(0.00)

Weighted average common shares:
Basic	156,241,745	155,484,165	156,079,546	151,088,561
Diluted	156,241,745	155,484,165	156,079,546	151,088,561

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statement of Stockholders’ Equity

For The Nine Months Ended September 30, 2019 (unaudited) and the year ended December 31,2018

Table of Contents

							Additional		Stockholder’
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2017	800,000	$800	10,000	$10	145,484,165	$145,484	$9,851,042	$(9,952,526)	$44,810
Shares issued for services	-	-	-	-	6,012,938	6,013	12,776	-	18,789
Options exercised	-	-	-	-	4,500,000	4,500	(4,500)	-	-
Fair value of options granted	-	-	-	-	-	-	130	-	130
Net loss	-	-	-	-	-	-	-	(18,988)	(18,988)
Balance year ended December 31, 2018	800,000	$800	10,000	$10	155,997,103	$155,997	$9,859,448	$(9,971,514)	$44,741
Shares issued for services	-	-	-	-	501,412	501	3,665	-	4,166
Net loss	-	-	-	-	-	-	-	(20,717)	(20,717)
Balance period ended September 30, 2019	800,000	$800	10,000	$10	156,498,515	$156,498	$9,863,113	$(9,992,231)	$28,190

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2019 and 2018 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(20,717)	$(9,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,685	3,402
Stock-based compensation	4,166	17,327
Options expense	-	130
Changes in operating assets and liabilities:
Accounts receivable	10,610	1,354
Prepaid expenses	2,778	(10,717)
Other assets	-	-
Accounts payable	8,937	3,192
Accounts payable - related party	(5,008)	(253)
Accrued expenses	375	375
Accrued expenses - related party	5,118	46
Deferred revenues	(12,261)	3,945
Net cash used in operating activities	(4,317)	8,849

Cash flows from investing activities:
Purchase of property and equipment	-	(887)
Net cash used in investing activities	-	(887)

Cash flows from financing activities:
Principal payments on borrowing from related party	(5,277)	(5,277)
Net cash used in financing activities	(5,277)	(5,277)

Net increase (decrease) in cash	(9,594)	2,685
Cash at beginning of year	23,006	44,590
Cash at end of period	$13,412	$47,275

Supplemental Cash Flow Information:
Cash paid for interest	$3,723	$3,723
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.
Notes to Financial Statements
September 30, 2019

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2019 are not indicative of the results that may be expected for the year ending December 31, 2019.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2019 or December 31, 2018.

Revenue Recognition

The Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provided.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of September 30, 2019 and December 31, 2018 as we believe all of our receivables are fully collectable.

Property, Equipment and Depreciation

Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. Depreciation is computed over the estimated useful lives of the assets (3-7 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	(Level 1)	(Level 2)	(Level 3)
September 30, 2019	$0	$0	$0
December 31, 2018	$0	$0	$0

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

(2) Related Party Transactions

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the third quarter of 2018 was $Nil and the expense in the third quarter of 2019 was $Nil. The expense recognized in the nine months ended September 30, 2018 was $16,110 and the expense in the nine months ended September 30, 2019 was $Nil. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the first quarter of 2017, the Company granted a total of 900,000 options for the purchase of up to 900,000 shares of common stock to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement and to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. The Company recorded $Nil (September 30, 2018: $130) in stock option compensation expense, in relation to these options for the nine months ended September 30, 2019. The Black-Scholes model calculations included stock price on date of measurement of $0.002, exercise price of $0.001, a term of 3 years, computed volatility of 124% and a discount rate of 1.93%. The January 2016 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5 year term of the agreements. The expense recognized in the third quarter of 2019 was $887 (2018: $887) and $2,661 for the nine months ended September 30, 2019 (2018: $1,217). The April 30, 2018 employment agreements calls for a 5 year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to September 30, 2016. The remaining balance of the note as of September 30, 2019 and December 31, 2018 was $6,679 and $11,956, respectively. The interest for the note payable has been calculated annually and has been paid for the quarter ended September 30, 2019 and the year ended December 31, 2018.

As of September 30, 2019 and December 31, 2018, convertible notes payable to related party had a balance of $10,000. The interest for the note payable has been calculated annually and has been accrued for the quarter ended September 30, 2019 and the year ended December 31, 2018.

As of September 30, 2019 and December 31, 2018, the total due to management for past accrued salaries is $5,624 and $506, respectively.

As of September 30, 2019 and December 31, 2018, the total due to management included in accounts payable is $3,208 and $8,216, respectively.

During the nine-month periods ended September 30, 2019 and September 30, 2018, the company repaid a total of $5,277 and $5,277, respectively, to related parties on various note payables.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at September 30, 2019 and December 31, 2018. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of September 30, 2019 or December 31, 2018. Unaccrued and undeclared dividends were $3,600 and $4,800 as of September 30, 2019 and December 31, 2018, respectively.

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5 year term of the agreements. The expense recognized in the third quarter of 2018 was $Nil and the expense in the third quarter of 2019 was $Nil. The expense recognized in the nine months ended September 30, 2018 was $16,110 and the expense in the nine months ended September 30, 2019 was $Nil. The January 2013 employment agreements calls for a 5 year term ending January 30, 2018, annual compensation of $85,000 per year for services as CEO, annual compensation of $52,000 per year for services as CFO, 500,000 options to the CEO and 400,000 options to the CFO in addition to the 7,500,000 restricted shares to each the CEO and CFO.

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

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable
$0.001	900,000	1.40	$0.001	900,000

The Company recorded $Nil (2018: $130) in stock option compensation expense, in relation to these options, during the Nine month period ended September 30, 2019. Total stock option compensation expense is calculated at $1,460.

During the third quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5 year term of the agreements. The Company recorded $2,661 (September 30, 2018: $1,217) in stock based compensation expense, in relation to those shares for the nine months ended September 30, 2019. The April 30, 2018 employment agreements calls for a 5 year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

The Company in April, 2019 issued a 14C to increase the authorized shares up to 490,000,000 shares of Common Stock, of which 156,498,515 shares were issued and outstanding as of September 30, 2019 and 155,997,103 as of December 31, 2018.

During the year ended December 31, 2018 the Company granted 500,000 shares of common stock to a consultant for services provided. The stock was valued using the grant date closing price for the Company’s stock for a total compensation expense of $1,450 of which $544 was expensed during 2018 and $906 was expensed during the quarter ended September 30, 2019.

During the quarter ended September 30, 2019 the Company granted 501,412 shares of common stock to two consultants for services provided. The stock was valued using the grant date closing price for the Company’s stock for a total compensation expense of $2,003 of which $599 was expensed during the quarter ended September 30, 2019.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2019	December 31, 2018
Equipment	3-5	$113,499	$113,499
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		145,836	145,836
Less accumulated depreciation and amortization		(142,300)	(140,615)
Net property and equipment		$3,536	$5,221

(5) Shareholder Notes Payable and Convertible Notes Payable

Repayments on shareholder notes payable during the nine-month period ended September 30, 2019 totaled $5,277 (2018: $5,277).

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Our revenues for the three months ended September 30, 2019 were $137,263, compared to $144,902 for the three-month period ended September 30, 2018, representing a decrease of $7,639 or approximately 5.27%. The decrease in revenues was mainly due to customers not renewing contents.

Costs of sales for the three months ended September 30, 2019 were $46,313 compared to $48,296 for the three-month period ended September 30, 2018, cost of sales for the quarter decreased $1,983. These costs are related to the licensing and royalty expense required providing enhanced subscription services and the reduction of revenue.

Gross margins for the three months ended September 30, 2019 were $90,950 compared to $96,606 as of September 30, 2018, or 66.3% for the three-month period ended September 30, 2019 as compared to 66.7% for the three-month period ending September 30, 2018.

Operating expenses for the three months ended September 30, 2019 were $95,156 compared to $96,348 for the three-month period ended September 30, 2018, representing a decrease of $1,192 from the same period in the prior year. Net loss for the three months ended September 30, 2019 was $5,572 compared to a net loss of $1,106 for the three-month period ended September 30, 2018 or a net change of $(4,466). The Company’s net loss was due to the decrease in revenue.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Our revenues for the nine months ended September 30, 2019 were $462,931, compared to $472,973 for the nine-month period ended September 30, 2018, representing a decrease of $10,042 or approximately 2.13%. Costs of sales for the nine months ended September 30, 2019 were $140,399, compared to $129,296 for the same period of the prior year. This increase was due the costs related to the licensing and royalty expense required to provide the subscription services.

Gross margins for the nine months ended September 30, 2019 were $322,532 compared to $343,677 as of September 30, 2018, or 69.7% for the nine-month period ended September 30, 2019 as compared to 72.7% for the nine-month period ending September 30, 2018.

Operating expenses for the nine months ended September 30, 2019 were $339,153 compared to $349,536 for the nine-month period ended September 30, 2018, representing a decrease of $10,383 from the same period in the prior year. Net loss for the nine months ended September 30, 2019 was $20,717 compared to a net loss of $9,952 for the nine-month period ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had total current assets of $96,433, consisting of $13,412 in cash, $70,821 in accounts receivable and $12,200 in prepaid expenses and had total current liabilities of $72,579 consisting or $26,785 in accounts payable, $29,115 in accrued expenses, and $16,679 in notes payable.

At September 30, 2019, we had a positive working capital of $23,854 and an accumulated deficit since inception of $9,992,231. The Company had net cash used by operating activities of $4,317 during the nine-month period ended September 30, 2019, which was mainly due to a net loss of $20,717, an increase in accounts receivable of $10,610, an increase in accounts payable of $3,929, an increase in accrued expenses of $5,493, an increase in prepaid expenses of $2,778 , stock compensation expense and options expense of $4,166, a change in deferred revenue of $12,261 and depreciation expense of $1,685.

We had investing activities of $0 during the nine-month period ended September 30, 2019 related to the purchase of property and equipment. We used $5,277 in our financing activities during the nine months ended September 30, 2019 for the repayment of a shareholder notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended September 30, 2019 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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

Exh. No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	November 8, 2019

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	November 8, 2019

