Form 10-K
period 2019-12-31
Data Call Technologies
filed 2020-03-27
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

Commission file number 000-54696

DATA CALL TECHNOLOGIES, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	30-0062823
(State of Incorporation)	(I.R.S. Employer Identification No.)

700 South Friendswood Drive, Suite E, Friendswood, TX	77546
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (832) 230-2376

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DCLT	OTC Market

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes [  ] No [X]

Indicate if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months. Yes [X] No [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2019, the aggregate market value of the 109,136,655 shares of common stock held by non-affiliates was approximately $218,273 based on the closing price on June 30, 2019. March 27, 2020, the Registrant had 156,498,515 shares of common stock outstanding.

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

As the cost of platforms supporting infrastructure and digital displays has fallen significantly, digital signage has become more accessible to a wider range of potential users. Companies in our industry have come to understand, as we have preached since our inception, that the cost of Data Call’s integrated, content-flexible subscription service is extremely cost effective - and licensed for redistribution over their networks. The benefit that Data Call continues to provide our client base, in the form of ongoing content development, is expected to continue to provide our customers with desirable user-friendly content and content services.

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

We continually add different types of content per client requests. We provide our DLM services to our clients and other potential customers through the Internet. All DLM Services are real-time information services providing a wide range of up-to-date information for display. These services are designed to work concurrently with customers’ existing digital signage systems. The Direct Lynk Messenger product has been retired, with DLMedia being sunset this year. The DLManager portal is taking the forefront and has been well received by existing and new clients.

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

Dependence On A Few Major Customers

At December 31, 2019, we had customer/subscribers for our DL Manager, which customers are relatively small, paying cumulatively an average monthly fee to Data Call. We also have several larger new potential partner/clients that are using our DL Manager products, and we expect that some or all of them may be expected to become significant clients in the near future. During the year ended December 31, 2019, we were dependent upon two major customers, who accounted for approximately 73% of our revenues. During the year ended December 31, 2018, we were dependent upon two major customers, who accounted for approximately 74% of our revenues. As of December 31, 2019, two companies comprised 87% of all AR compared to three companies comprising 94% as of December 31, 2018.

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

Employees

At December 31, 2019, we had 3 full-time employees, including our two executive officers. Depending upon our level of our growth, if any, we expect that we may or will be required to hire additional personnel in the areas of sales and marketing, software design, research and development and otherwise, during 2020 and continuing into 2021. However, we will be dependent upon revenue growth and profitability, of which there can be no assurance, to fund any increase in staff. None of our employees are covered by a selective bargaining agreement

Estimate Of The Amount Spent On Research And Development Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development to create our Direct Lynk Messenger Systems, including software and hardware development and testing costs. The amount spent on this research and development from inception through December 31, 2019 is approximately $3,000,000.

ITEM 1A. RISK FACTORS. Table of Contents

Investing in our common stock, while providing investors with an equity ownership interest, involves a high degree of risk, including the potential loss of all or a significant portion of their investment. Shareholders will be subject to risks inherent in our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss, the size and extent of which cannot be predicted. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K for our year-ended December 31, 2019.

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

Unforeseen events.

There can be no assurance that unforeseen events, such as: (i) the length of time necessary to generate increasing market acceptance of our DL Manager; (ii) any unexpected material increased development costs; (iii), the general economy in the markets where we offer our DL Manager.

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

We are highly dependent upon our ability to successfully market DL Manager to subscribers.

We are dependent on the abilities of our sales and marketing activities to generate new clients for subscriptions to our DL Manager and to broaden our customer base. While the number of paying subscribers for our DL Manager increased during December 31, 2019 compared to December 31, 2018, there can be no assurance that our sales and marketing efforts will be able to market acceptance for our DL Manager and increase our customer base to a level that will permit continued profitable operations. If our sales and marketing cannot continue to achieve market acceptance for our DL Manager, and increase our customer base to a level that will permit profitable operations. If our sales and marketing efforts are unable to continue to generate new customers, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

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

Our DL Manager Systems use sophisticated software which could be found to contain bugs or could be compromised by viruses. While we have not experienced any material bugs and viruses to date, if such event could occur, it could be costly for us to identify and repair, and until such bugs or viruses, if any, are fixed, they could cause interruptions in our service, which could cause our reputation to decline and/or cause us to lose clients.

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

It is the intention of the management to seek coverage and publication of information regarding the Company in an accepted publication which permits a manual exemption. This manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

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

Shares eligible for future sale.

As of December 31, 2019, the Registrant had 156,498,515 shares of common stock issued and outstanding of which 46,861,850 shares are “restricted” as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company’s issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a six-month holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine.

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2019, we have 156,498,515 shares of common stock issued and outstanding and 800,000 shares of preferred A stock issued and outstanding and 10,000 shares of preferred B stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval; to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS. Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTY. Table of Contents

Berkenmeir Properties, LLC., The property changed ownership on February 1, 2014 and the Company and the new owner, Berkenmeier Properties, LLC mutually agreed to extend the lease for additional years at the same monthly rent of $900. The Company still occupies the 700 square feet located at 700 S. Friendswood Drive, Suite E, Friendswood, TX 77546. We believe that these facilities are sufficient for our present level of operations including the growth we anticipate during the next twelve months. In the event that we need additional space, we believe that it will be available in the same property at comparable rates.

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

	Fiscal 2019		Fiscal 2018		Fiscal 2017
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.004	$0.0028	$0.0032	$0.0032	$0.0020	$0.0012
Second Quarter ended June 30	$0.0045	$0.0033	$0.0036	$0.0036	$0.0018	$0.0018
Third Quarter ended September 30	$0.0037	$0.0023	$0.0024	$0.004	$0.0016	$0.0016
Fourth Quarter ended December 31	$0.0022	$0.0021	$0.0021	$0.0021	$0.0021	$0.0017

As of December 31, 2019, our shares of common stock were held by approximately 191 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA. Table of Contents

N.A.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION. Table of Contents

Results of Operations during the year ended December 31, 2019 as compared to the year ended December 31, 2018

We had $629,097 of sales revenue for the year ended December 31, 2019 compared to sales revenue of $631,117 for the year ended December 31, 2018, a decrease in sales revenue of $2,020 or approximately a 0.32% decrease from the prior year. We generate revenues through subscription fees received in connection with our DL Manager and InfoServices.

We had total costs of sales for the year ended December 31, 2019 of $192,044 compared to total costs of sales of $178,198 for the year ended December 31, 2018, or an increase of $13,846 or about 7.8% of which resulted in a gross margin of $437,053 for the year ended December 31, 2019 or 69.5%, compared to a gross margin of $452,919 or 71.8% for the year ended December 31, 2018, an decrease in gross margin of $15,866 from the prior year, our decrease in gross margin was due to our increase cost.

Cost of sales as a percentage of sales was 31.0 % for the year ended December 31, 2019, compared to 28.2% for the year ended December 31, 2018. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease as we expect to take advantage of applicable economies of scale. Our operational expenses decreased to $425,076 for the year ended December 31, 2019, compared to expenses of $466,450 for the year ended December 31, 2018, a decrease in expenses of $41,374 from the prior period. The decrease in expenses for the year of 2019 was due to the company’s ongoing efforts to expand its business opportunities in the most cost effective and efficient means while reducing costs and the cost of stock issued. We had a net income of $6,465 for the year ended December 31, 2019, compared to a net loss of $18,988 for the year ended December 31, 2018. While there can be no assurance regarding our operating results in 2020 we believe that we will experience a significant reduction in non-cash expense as well as increased operating revenues which should result in profitable operations.

Liquidity and Capital Resources

We had current assets of $115,211 as of December 31, 2019, which consisted of, $27,529 in cash, accounts receivable of $74,282 and $13,400 in prepaid expense.

We had total assets of $118,986 as of December 31, 2019, compared to $125,436 as of December 31, 2018 or a decrease of $6,450 , which consisted of current assets of $115,211, total property and equipment (net of accumulated depreciation) of $2,975, which included high end flat screen televisions, computers and software equipment responsible for running our DL Manager InfoCall Services and our Image Library which are stored in our Friendswood office and other off site locations; and other assets of $800, which included our deposit on our Friendswood office space.

We had total liabilities of $62,727 as of December 31, 2019, compared to $80,695 as of December 31, 2018, a increase of $17,968 primarily consisting of accounts payable of $23,841 accrued expenses of $350 short-term accrual of interest of $23,616, short term note of $10,000 and a note of $4,985. We had positive working capital of $52,344 and an accumulated deficit of $9,965,049 as of December 31, 2019.

Operating activities provided $11,559 of cash for the year ended December 31, 2019, which was mainly due to a net profit of $6,465, common stock and options expense of $5,053, increase in depreciation expense of $2,246 decrease in accounts receivables of $7,149, decrease in prepaid expenses of $1,578, increase in accounts payable of $985 decrease in accrued expenses of $344 and change in deferred revenue of $12,261.We had investing activities for the year ended December 31, 2019 of $0.0 for capital expenditures for equipment and investing activities of $0 for the year ended 2019.

We had financing activities of $7,036 primarily for the pay down of borrowings from related party during 2019 as compared to 2018 we had financing activity of $7,036 for the pay down of borrowings from related party.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2019 and 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2019 and 2018, and are included elsewhere in this annual report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Data Call Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Data Call Technologies, Inc. (the Company) as of December 31, 2019 and 2018 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ending December 31, 2019 and 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, TX

March 27, 2020

Data Call Technologies, Inc.

Balance Sheets

December 31, 2019 and 2018

	2019	2018
Assets
Current assets:
Cash	$27,529	$23,006
Accounts receivable	74,282	81,431
Prepaid expenses	13,400	14,978
Total current assets	115,211	119,415

Property and equipment	145,836	145,836
Less accumulated depreciation and amortization	142,861	140,615
Net property and equipment	2,975	5,221

Other assets	800	800
Total assets	$118,986	$125,436

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$20,368	$14,640
Accounts payable - related party	3,473	8,216
Accrued Expenses- related party	350	506
Accrued Interest – related party	23,616	23,116
Convertible short-term note payable to related party	10,000	10,000
Deferred revenue - current	-	12,261
Short-term note payable to related party	4,920	11,956
Total current liabilities	62,727	80,695

Total liabilities	62,727	80,695

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at December 31, 2019 and 2018	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at December 31, 2019 and 2018	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares: 156,498,515 and 155,997,103 shares issued and outstanding at December 31, 2019 and 2018, respectively.	156,498	155,997
Additional paid-in capital	9,864,000	9,859,448
Accumulated deficit	(9,965,049)	(9,971,514)
Total stockholders’ equity	56,259	44,741
Total liabilities and stockholders’ equity	$118,986	$125,436

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statements of Operations

Years ended December 31, 2019 and 2018

	2019	2018

Revenues:
Sales	$629,097	$631,117
Cost of sales	192,044	178,198
Gross margin	437,053	452,919

Selling, general and administrative expenses	422,830	462,486
Depreciation and amortization expense	2,246	3,964
Total operating expenses	425,076	466,450

Other (income) expenses:
Interest income	(3)	(7)
Interest expense	5, 515	5,464
Total expenses	430,588	471,907
Net Income (loss) before income taxes	6,465	(18,988)

Provision for income taxes	-	-
Net Income (loss)	$6,465	$(18,988)

Net Income (loss) per common share - basic	$(0.00)	$(0.00)
Net Income (loss) per common shareholders	$(0.00)	$(0.00)
Weighted average common shares:
Basic	156,498,515	152,384,838
Diluted	164,695,787	152,384,838

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statement of Stockholders’ Equity (Deficit)

Years ended December 31, 2019 and 2018

							Additional		Stockholders’
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2017	800,000	$800	10,000	$10	145,484,165	$145,484	$9,851,042	$(9,952,526)	$44,810
Shares issued for services	-	-	-	-	6,012,938	6,013	12,776	-	18,789
Options Exercised	-	-	-	-	4,500,000	4,500	(4,500)	-
Fair value of options granted							130		130
Net loss	-	-	-	-	-	-	-	(18,988)	(18,988)
Balance year ended December 31, 2018	800,000	$800	10,000	$10	155,997,103	$155,997	$9,859,448	$(9,971,514)	$44,741
Shares issued for services	-	-	-	-	501,412	501	4,552	-	5,053
Net loss	-	-	-	-	-	-	-	6,465	6,465
Balance year ended December 31, 2019	800,000	$800	10,000	$10	156,498,515	$156,498	$9,864,000	$(9,965,049)	$56,259

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statements of Cash Flows

Years ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities:
Net income (loss)	$6,465	$(18,988)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Shares issued for services	5,053	18,789
Options expense	-	130
Depreciation and amortization of property and equipment	2,246	3,964
(Increase) decrease in operating assets:
Accounts receivable	7,149	(8,045)
Prepaid expenses	1,578	(8,878)
Accounts payable	5,728	(3,482)
Accounts payable - related party	(4,743)	4,512
Accrued expenses - related party	(156)	22
Accrued interest – related party	500	500
Deferred revenue	(12,261)	(2,185)
Net cash provided by (used in) operating activities	11,559	(13,661)

Cash flows from investing activities
Capital expenditure for equipment	-	(887)
Net cash (used in) investing activities	-	(887)

Cash flows from financing activities:
Principal payment on debt - related party	(7,036)	(7,036)
Net cash (used in) financing activities	(7,036)	(7,036)

Net increase (decrease) in cash	4,523	(21,584)
Cash at beginning of year	23,006	44,590
Cash at end of year	$27,529	$23,006

Non Cash Investing and Financing Activities

Cashless exercise of Options	-	4,500

Supplemental Cash Flow Information:
Cash paid for interest	$4,964	$4,964
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Notes to Financial Statements

December 31, 2019

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2019 or 2018.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of December 31, 2019 and 2018 as we believe all of our receivables are fully collectable.

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

Earnings (Loss) Per Share

The basic net income per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the years ended December 31, 2019 and 2018, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. In years with a net loss, potentially dilutive securities are not included because their effect is anti-dilutive.

	Years Ended December 31,
	2019	2018
Net Income (loss)	$6,465	$(18,988)

Net Income (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	156,498,515	152,384,838
Diluted	164,695,787	152,384,838

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	December 31, 2019	December 31, 2018
Convertible Notes Payable	8,510,638	8,403,361

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2019 and 2018:

	(Level 1)	(Level 1)	(Level 3)
2019	$0	$0	$0
2018	$0	$0	$0

Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, lease with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended December 31, 2019 the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements due to not having any commitment to stay in our property longer than a year

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

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

In March, 2017, the FASB issued Update 2017-08-Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company evaluated this FASB and determined that it did not have a material impact on the Company’s financial statements or related disclosures.

In March 2017, the FASB issued Update 2017-07 - Compensation -Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The Company evaluated this FASB and determined that it did not have a material impact on the Company’s financial statements or related disclosures. The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 2. Related Party Transactions.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The expense recognized in the year ended December 31, 2019 was $3,548 (2018: $2,104). The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to December 31, 2016. The remaining balance of the note as of December, 31, 2019 and December 31, 2018 was $4,920 and $11,956, respectively. The interest for the note payable has been calculated annually and has been paid for the years ended December 31, 2019 and December 31, 2018.

As of December 31, 2019, and December 31, 2018, convertible notes payable to related party had a balance of $10,000. The note is past due. The interest for the note payable has been calculated annually for the year ended December 31, 2019 and 2018.

During the years ended December 31, 2019 and December 31, 2018, the company repaid a total of $7,036 and $7,036, respectively, to related parties on various note payables.

As of December 31, 2019, and December 31, 2018 the total due to management for past accrued salaries is $350 and $506, respectively.

As of December 31, 2019, and December 31, 2018 the total due to management included in accounts payable is $3,473 and $8,216, respectively.

During the second quarter of 2018, the CEO and CFO exercised all warrants previously granted under the 2013 employment agreements. The CEO received 2,500,000. The options were fully expensed during the period from January 2013 through January 2018.

Note 3. Prepaid Expenses.

As of December 31, 2018, the Company had prepaid expenses of $14,978 for 2019 trade show expenses paid in 2018. As of December 31, 2019, the Company had $13,400 in prepaid expenses for a 2020 trade show.

Note 4. Property and Equipment.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2019	2018
Equipment	3-5	$113,499	$113,499
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		145,836	145,836
Less accumulated depreciation and amortization		(142,861)	(140,615)
Net property and equipment		$2,975	$5,221

Note 5. Income Taxes.

	December 31
	2019	2018
Tax expense/(benefit) computed at statutory rate for continuing operations	$2,419	$432,523
Tax effect (benefit) of operating loss carryforwards	(2,419)	(432,523)
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $3,078,107 as of December 31, 2019, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	December 31
	2019		2018
Deferred tax assets:	$		$
Net operating loss		646,402		648,821
Valuation allowance		(646,402)		(648,821)
Net deferred asset		$-		$-

At December 31, 2019, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 6. Capital Stock, Options and Warrants

During the first quarter of 2013, the Company issued unregistered shares as follows: (i) 7,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 7,500,000 restricted shares to Gary Woerz, the Company’s newly designated CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.06 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $900,000 to be recognized over the 5-year term of the agreements. The expense recognized in 2019 was $(Nil) and in 2018 the recognized expense was $16,110.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The expense recognized in the year ended December 31, 2019 was $3,548 (2018: $2,104). The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

During the second quarter of 2018, the CEO and CFO exercised all warrants previously granted under the 2013 Employment Agreements. The CEO received 2,500,000 shares of common stock and the CFO received 2,000,000 shares of common stock as a result of the cashless exercise. The options were fully expensed during the period from January 2013 through January 2018.

During the year ended December 31, 2018 the Company granted 512,938 shares of common stock to two consultants for services provided. The stock was valued using the grant date closing price for the Company’s stock for a total compensation expense of $1,481 of which $575 was expensed during 2018 during the year 2019 the company expensed $906.

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 are outstanding as of December 31, 2019 and 2018. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends as of December 31, 2019 or 2018. Unaccrued and undeclared dividends were $4,800 as of December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019 the Company granted 501,412 shares of common stock to two consultants for services provided. The stock was valued using the grant date closing price for the Company’s stock for a total compensation expense of $2,003 of which $599 was expensed during the year ended December 31, 2019.

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 156,498,515 shares were issued and outstanding as of December 31, 2019 (2018: 155,997,103).

Note 7. Commitments and Contingencies.

The Company conducted its operations from a facility located in Friendswood Texas during FY 2019 and 2018. The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2019:

Year	Amount

2020	$-
2021	$-
2022	$-
2023	$-

Rent expense in 2019 and 2018 under the terms of the Houston Texas lease was $10,800 and $10,800, respectively.

Note 8. Concentrations.

Concentration of Major Customers

As of December 31, 2019, the Company’s trade accounts receivables from two customers represented approximately 87% of its accounts receivable. As of December 31, 2018 the Company’s trade accounts receivables from two customers represented approximately 93% of its accounts receivable.

For the year ended December 31, 2019 the Company received approximately 73% of its revenue from two customers. The specific concentrations were Customer A, 52%, and Customer B, 21%. For the year ended December 31, 2018 the Company received approximately 74% of its revenue from two customers.

Concentration of Supplier Risk

The Company had 5 vendors that accounted for approximately 68% of purchases during the year ended December 31, 2019 related to operations. Specific concentrations were Vendor A 16%, Vendor B 15%, Vendor C 14%, Vendor D 12%, and Vendor E 11%. For the year ended December 31, 2018 the Company had 6 vendors that accounted for approximately 82% of purchases.

Note 9. Convertible Shareholder Notes Payable.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a note payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been paid for 2019 and 2018. During 2013, the note payable agreement was amended to include a conversion feature to the Company’s common stock at $0.0001 per share. Under ASC 470-50, the amendment adds a substantive conversion option which causes the amended note to be evaluated as a new debt issuance. As the conversion term is considered in the money a beneficial conversion feature was present with a debt discount calculated at $50,000. The debt discount was amortized to interest expense during 2013 due to the note being due at the time of the amendment. During 2013, the creditor sold a portion of his note for $8,900. At the request of the new creditors the Company issued 89,000,000 shares of common stock at $0.0001 in terms with the amended agreement. No gain or loss was recorded on the conversion of debt to equity during the period ending December 31, 2013 as it was converted within the terms of the agreement. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance due under this note was $4,920 as of December 31, 2019 and $11,956 as of December 31, 2018. During the years ending 2019 and 2018 the Company made principal payments on debt –related party of $7,036 and $7,036.

During the quarter ended September 30, 2011, the Company issued a short-term convertible note to a shareholder in the amount of $10,000. The convertible note is due in one year and bears interest of 12%. The interest for the convertible note has been calculated annually and has been accrued for 2016 and 2015. As of December 31, 2017, the convertible note contains a conversion feature at a 50% discount of the 10 day average closing price prior to notice. The note holder agreed that the conversion would not force the Company to issue more shares than allowed under the current capitalization which eliminates the existence of a derivative. The beneficial conversion feature included in the discounted share price of the conversion was found to be immaterial for the years ended December 31, 2019 and 2018. As the note is past its due date of June 2, 2012, the note was extended in 2019 and is no longer considered in default.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES. Table of Contents

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules　13a-15(e)　and 15d-15(e)　under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2019. Based on this assessment, Management identified the following material weaknesses that have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2020.

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

ITEM 9B. OTHER INFORMATION. Table of Contents

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE. Table of Contents

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Timothy Vance	53	Chief Executive Officer, Chief Operating Officer and Director
Gary D. Woerz	73	Chief Financial Officer and Director
John Schafer	45	Director

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

Employment Agreements

Effective February, 2018, the Company entered into a five-year employment agreement with Tim Vance, to as Chief Executive Officer and Chief Operating Officer at a base compensation of $98,000 per year. The agreement also provided for the issuance of 500,000 restricted shares of the Company’s common stock which vest at the rate of 500,000 shares per year Also effective on February, 2018, the Company entered into a five-year employment agreement with Gary D. Woerz to serve as Chief Financial Officer at a base compensation of $57,2000 per year. The agreement also provided for the issuance of 400,000 restricted shares of the Company’s common stock.

11. EXECUTIVE COMPENSATION. Table of Contents

The following table sets forth information concerning the total compensation during the fiscal years ending December 31, 2019, 2018. And 2017

Summary Compensation Table

					Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
Name and Principal		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Position	Year	($)	($)	($)	($)	($)	($)

Timothy Vance, CEO, COO, Director (1)	2019	98,000	—	1,500	—	—	99,5000
	2018	98,000	—	5,000	—	—	103,000
	2017	85,000	—	6,000	—	—	91,000

Garry D. Woerz, CFO, Director (2)	2019	57,200	—	0	—	—	57,200
	2018	57,000	—	5,000	—	—	62,2000
	2017	52,000	—	5,000	—	—	57,000

(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant.

(2) In January 2013, Gary D. Woerz was appointed CFO of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2019. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned (1)
Timothy E. Vance, CEO, COO and Director	20,190,000	12.90%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

Gary D. Woerz, CFO and Director	17,700,000	11.30%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

John Schafer, Director	2,500,000	1.6%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546
Director and Officer (3 people)	40,390,000	25.81%

(1) Applicable percentage ownership is based on 156,498,515 shares of common stock outstanding as of December 31, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE. Table of Contents

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. Table of Contents

Independent Public Accountants

Our auditor, M&K CPAS, PLLC. has served as the Company’s independent registered public accountants for the fiscal years 2019 and 2018.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audits of the Registrant’s annual financial statements for the years ended December 31, 2019 and 2018, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Audit fees (1)	$28,000	$23,851
Audit-related fees (2)	—	—
Tax fees (3)	1,100	1,100
All other fees	—	—

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. Table of Contents

(a) The exhibits listed below are filed as part of this annual report.

3.1	Articles of Incorporation, attached to the Company’s Form S-1 as filed with the SEC on February 21, 2006.
3.2	Certificate of Amendment to Articles of Incorporation, attached to the Company’s Form S-1 as filed with the SEC on February 21, 2006.
3.3.1	Amended and Restated Articles of Incorporation, attached to the Company’s Form S-1/A as filed with the SEC on June 29, 2006.
3.4	Amended Bylaws, attached to the Company’s Form S-1 as filed with the SEC on February 21, 2006.
4.1	Certificate of Designation of Series B Preferred Stock dated August 30, 2013, attached to the Company's Form 10-K as filed with the SEC on March 30, 2015.
10.16	Employment Agreement between the Company and Timothy E. Vance, as amended, attached to the Company's Form 10-K as filed with the SEC on March 30, 2015.
10.17	Employment Agreement between the Company and Gary Woerz, as amended, attached to the Company's Form 10-K as filed with the SEC on March 30, 2015.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	March 27, 2020

By:	/s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	March 27, 2020

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chairman
Date:	March 27, 2020

By:	/s/ Gary D. Woerz
Gary D. Woerz
Director
Date:	March 27, 2020

