Form 10-Q
period 2020-03-31
Data Call Technologies
filed 2020-05-14
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [ ]

On May 14, 2020, the Registrant had 156,498,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash	$23,154	$27,529
Accounts receivable	83,529	74,282
Prepaid expenses	19,360	13,400
Total current assets	126,043	115,211

Property and equipment	148,498	145,836
Less accumulated depreciation and amortization	143,534	142,861
Net property and equipment	4,964	2,975

Other assets	950	800
Total assets	$131,957	$118,986

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$28,570	$20,368
Accounts payable - related party	5,436	3,473
Accrued expenses - related party	377	350
Accrued interest – related party	23,741	23,616
Convertible short-term note payable to related party – in default	10,000	10,000
Short-term note payable to related party -default	3,161	4,920
Total current liabilities	71,285	62,727

Total liabilities	71,285	62,727

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares:
156,498,515 shares issued and outstanding at March 31, 2020 and December 31, 2019	156,498	156,498
Additional paid-in capital	9,864,887	9,864,000
Accumulated deficit	(9,961,523)	(9,965,049)
Total stockholders’ equity	60,672	56,259
Total liabilities and stockholders’ equity	$131,957	$118,986

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statements of Operations

Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2020	March 31, 2019

Revenues
Sales	$158,608	$163,669
Cost of sales	49,545	44,179
Gross margin	109,063	119,490

Selling, general and administrative expenses	103,499	143,190
Depreciation and amortization expense	673	561
Total operating expenses	104,172	143,751

Other (income) expense
Interest income	(1)	(1)
Interest expense	1,366	1,366
Total expenses	105,537	145,116

Net income (loss) before income taxes	3,526	(25,626)

Provision for income taxes	-	-
Net income (loss)	$3,526	$(25,626)

Net income (loss) per common share - basic	$(0.00)	$(0.00)
Net income (loss) per common share - diluted	$(0.00)	$(0.00)

Weighted average common shares:
Basic	156,498,515	155,997,103
Diluted	178,256,444	155,997,103

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Stockholders’ Equity

Fpr The Three Months Ended March 31,2020 and December 31, 2019

Table of Contents

							Additional		Stockholders’
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2018	800,000	$800	10,000	$10	155,997,103	$155,997	$9,859,448	$(9,971,514)	$44,741
Shares issued for services	-	-	-	-	501,412	501	4,552	-	5,053
Net Income	-	-	-	-	-	-	-	6,465	6,465
Balance year ended December 31, 2019	800,000	$800	10,000	$10	156,498,515	$156,498	$9,864,000	$(9,965,049)	$56,259
Shares for services	-	-	-	-	-	-	887	-	887
Net Income	-	-	-	-	-	-	-	3,526	3,526
Balance at March 31, 2020	800,000	$800	10,000	$10	156,498,515	$156,498	$9,864,887	$(9,961,523)	$60,672

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income (loss)	$3,526	$(25,626)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	673	561
Stock based compensation	887	887
Changes in operating assets and liabilities:
Accounts receivable	(9,247)	(5,204)
Prepaid expenses	5,960	13,139
Other assets	(150)	-
Accounts payable	8,202	7,344
Accounts payable - related party	1,963	2,339
Accrued expenses	125	125
Accrued expenses - related party	27	1,955
Deferred revenues	-	(6,131)
Net cash provided by (used in) operating activities	46	(10,611)

Cash flows from investing activities
Purchase of property and equipment	(2,662)	-
Net cash used in investing activities	(2,662)	-

Cash flows from financing activities:
Principal payment on borrowing from related party	(1,759)	(1,759)
Net cash used in financing activities	(1,759)	(1,759)

Net increase (decrease) in cash	(4,375)	(12,370)
Cash at beginning of year	27,529	23,006
Cash at end of period	$23,154	$10,636

Supplemental Cash Flow Information:
Cash paid for interest	$1,241	$1,241
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Notes to Financial Statements

March 31, 2020

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not indicative of the results that may be expected for the year ending December 31, 2020.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the Company’s audited financial statements and related footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2020 and December 31, 2019.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC), Revenue Recognition. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of March 31, 2020 and December 31, 2019 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets & Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	(Level 1)	(Level 2)	(Level 3)
March 31, 2020	$0	$0	$0
December 31, 2019	$0	$0	$0

Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, lease with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended December 31, 2019 the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements due to not having any commitment to stay in our property longer than a year.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The new standard is effective beginning January 1, 2019, with early adoption permitted. There were no changes noted as a result of the implementation of the standard.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(2) Related Party Transactions

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance of the note as of March 31, 2020 and December 31, 2019 was $3,161 and $4,920, respectively. The interest for the note payable has been calculated annually and has been paid for the quarter ended March 31, 2020 and the year ended December 31, 2019. This note is pass due and in default. During the quarters ended March 31, 2020 and March 31, 2019, the company repaid a total of $1,759 and $1,759, respectively, to related parties on various note payables.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The Company recorded $887 (March 31, 2019: $887) in stock-based compensation expense, in relation to those shares for the quarter ended March 31, 2020. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

As of March 31, 2020 and December 31, 2019, convertible notes payable to related party had a balance of $10,000. The interest for the note payable has been calculated annually and has been accrued for the quarter ended March 31, 2020 and the year ended December 31, 2019.This note is past due and in default.

During the quarters ended March 31, 2020 and March 31, 2019, the company repaid a total of $1,759 and $1,759, respectively, to related parties on various note payables.

As of March 31, 2020 and December 31, 2019 the total due to management for past accrued salaries is $377 and $350, respectively.

As of March 31, 2020 and December 31, 2019, the total due to management represented by repayment of expenses included in accounts payable is $5,436 and $3,473, respectively.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 shares are outstanding at March 31, 2020 and December 31, 2019. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of March 31, 2020 and December 31, 2019 in accrued and undeclared dividends were $1,200 and $4,800 respectively.

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The Company recorded $887 (March 31, 2019: $887) in stock-based compensation expense, in relation to those shares for the quarter ended March 31, 2020. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 156,498,515 shares were issued and outstanding as of March 31, 2020 and December 31, 2019.

(4) Property and Equipment

During the period the company paid $2,266 for the additions to PP&E.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2020	December 31,2019
Equipment	3-5	$116,161	$113,499
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		148,498	145,836
Less accumulated depreciation and amortization		(143,534)	(142,861)
Net property and equipment		$4,964	$2,975

(5) Shareholder Notes Payable

As of March 31, 2020 and December 31, 2019, the Company had short-term notes due to a related party of $3,161 and $4,920, respectively. In addition, as of March 31, 2020 and December 31, 2019, the Company had a convertible note of $10,000 due to a related party, outstanding. As of March 31, 2020 and December 31, 2019, the short-term note and the convertible note were in default. The Company made repayments on shareholder notes payable during the quarter ended March 31, 2020 and 2019 of $1,759 and $1,759, respectively.

(6) Prepaid Expenses

The Company had $19,360 in prepaid expenses as of March 31, 2020 compared to $3,400 at December 31, 2019. Prepaid expenses represent advances made by the Company’s CEO related to trade show expenses.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Our revenues for the three months ended March 31, 2020 were $158,608 compared to $163,669 for the three-month period ended March 31, 2019, representing a decrease of $5,061 or 3.1% during the same period in the prior year. The decrease was mainly not all of the renewals were completed during the first quarter of the new year.

Costs of sales for the three months ended March 31, 2020 were $49,545 compared to $44,179 for the three-month period ended March 31, 2019 which represents an increase of $5,366. Costs of sales increased due to the amount of bandwidth required to provide the subscription services.

Gross margins for the three months ended March 31, 2020 were $109,063 compared to $119,490, or 68.76% for the three-month period ended March 31, 2020 as compared to 73.0% for the three-month period ending March 31, 2019

Selling, General and Administrative expenses for the three months ended March 31, 2020 were $103,499 compared to $143,190 for the three-month period ended March 31, 2019, representing a decrease of $39,691 from the same period in the prior year. The decrease in SG&A expenses is mainly due to a decrease in expenses and a reduction in the costs of stock. Net income for the three months ended March 31, 2020 was $3,526 compared to a net loss of $25,626 for the three-month period ended March 31, 2019. The Company’s net income was accomplished with the reduction of expenses.

Liquidity and Capital Resources

We had total current assets of $131,957 consisting of $23,154 of cash and $83,529 in accounts receivable and prepaids of $19,360 as of March 31, 2020. As of March 31, 2020, we had total current liabilities of $71,285, which represented $34,006 in accounts payable, $24,118 in accrued expenses, and $13,161 in notes payable.

We had a positive working capital of $54,758 and an accumulated deficit of $9,961,523 on March 31, 2020.

We were provided $46 of cash for our operating activities during the three-month period ended March 31, 2020, which was mainly due to a net income of $3,526, accounts payable of $8,202, offset by accounts receivables of $9,247 , non-cash expenses related to stock based compensation of $887, prepaid expenses of $5,960, depreciation expense of $673, accrued expenses of 152. We had investing activities of $2,662 during the three-month period ended March 31, 2020. We used $1,759 in financing activities during the three months ended March 31, 2020 for the repayment of related party notes payable.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020 our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

DATA CALL TECHNOLOGIES, INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer
(Principal Executive Officer)
Date:	May 14, 2020

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 14, 2020

