Form 10-Q
period 2020-06-30
Data Call Technologies
filed 2020-08-03
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Commission file number 000-54696

DATA CALL TECHNOLOGIES, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	30-0062823
(State of Incorporation)	(I.R.S. Employer Identification No.)

700 South Friendswood Drive, Suite E, Friendswood, TX	77546
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (866) 219-2025

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

On August 3, 2020, the Registrant had 156,498,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$37,382	$27,529
Accounts receivable	75,970	74,282
Prepaid expenses	17,560	13,400
Total current assets	130,912	115,211

Property and equipment	148,498	145,836
Less accumulated depreciation and amortization	144,207	142,861
Net property and equipment	4,291	2,975

Other assets	800	800
Total assets	$136,003	$118,986

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$20,522	$20,368
Accounts payable - related party	8,356	3,473
Accrued salaries - related party	349	350
Accrued interest – related party	23,866	23,616
Convertible short-term note payable to related party - default	10,000	10,000

Short-term note payable to related party - default	-	4,920
Total current liabilities	63,093	62,727

Total liabilities	63,093	62,727

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares:
156,498,515 shares issued and outstanding at June 30, 2020 and at December 31, 2019	156,498	156,498
Additional paid-in capital	9,865,774	9,864,000
Accumulated deficit	(9,950,172)	(9,965,049)
Total stockholders’ equity	72,910	56,259
Total liabilities and stockholders’ equity	$136,003	$118,986

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Condensed Statements of Operations

Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues
Sales	$144,011	$161,999	$302,619	$325,668
Cost of sales	48,889	49,907	98,434	94,086
Gross margin	95,122	112,092	204,185	231,582

Selling, general and administrative expenses	82,146	99,684	185,645	242,874
Depreciation and amortization expense	673	562	1,346	1,123
Total operating expenses	82,819	100,246	186,991	243,997

Other (income) expense
Interest income	0	(1)	(1)	(2)
Interest expense	952	1,366	2,318	2,732
Total expenses	83,771	101,611	189,308	246,727

Net income (loss) before income taxes	11,351	10,481	14,877	(15,145)

Provision for income taxes	-	-	-	-
Net income (loss)	$11,351	$10,481	$14,877	$(15,145)

Net income (loss) per common share - basic and diluted
	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average common shares:
Basic	156,498,515	155,997,103	156,498,515	155,997,103
Diluted	162,976,248	160,702,985	162,976,248	155,997,103

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Stockholders’ Equity

For The Six Months Ended June 30, 2020 (unaudited) and the year ended December 31,2019

							Additional		Stockholders’
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2018	800,000	$800	10,000	$10	155,997,103	$155,997	$9,859,448	$(9,971,514)	$44,741
Shares issued for services	-	-	-	-	501,412	501	4,552	-	5,053
Net Income (loss)	-	-	-	-	-	-	-	6,465	6,465
Balance year ended December 31, 2019	800,000	$800	10,000	$10	156,498,515	$156,498	$9,864,000	$(9,965,049)	$56,259
Shares issued for services	-	-	-	-	-	-	1,774	-	1,774
Net Income (loss)	-	-	-	-	-	-	-	14,887	14,887
Balance period ended June 30, 2020	800,000	$800	10,000	$10	156,498,515	$156,498	$9,865,774	$(9,950,172)	$72,910

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.

Condensed Statements of Cash Flows

Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income (loss)	$14,877	$(15,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,346	1,123
Stock-based compensation	1,774	1,774
Options expense	-	130
Changes in operating assets and liabilities:
Accounts receivable	(1,688)	6,697
Prepaid expenses	(4,160)	1,278
Other assets	-	-
Accounts payable	154	12,992
Accounts payable - related party	4,883	(139)
Accrued expenses	250	250
Accrued expenses - related party	(1)	2,344
Deferred revenues	-	(12,261)
Net cash used in operating activities	17,435	(1,087)

Cash flows from investing activities:
Purchase of property and equipment	(2,662)	-
Net cash used in investing activities	(2,662)	-

Cash flows from financing activities:
Principal payments on borrowing from related party	(4,920)	(3,518)
Net cash used in financing activities	(4,920)	(3,518)

Net increase (decrease) in cash	9,853	(4,605)
Cash at beginning of year	27,529	23,006
Cash at end of period	$37,382	$18,401

Supplemental Cash Flow Information:
Cash paid for interest	$2,318	$2,482
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2020 (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2020 are not indicative of the results that may be expected for the year ending December 31, 2020.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2020 or December 31, 2019.

Revenue Recognition

On January 1 2018, we adopted Accounting Standards Update No. 2014-09, (Revenue from Contracts with Customers) (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC), Revenue Recognition. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Topic Under 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of June 30, 2020 and December 31, 2019 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	(Level 1)	(Level 2)	(Level 3)
June 30, 2020	$0	$0	$0
December 31, 2019	$0	$0	$0

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The new standard became effective on January 1, 2019, with early adoption permitted. Tax effects are not anticipated as a result of this standard

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(2) Related Party Transactions

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance of the note as of June 30, 2020 and December 31, 2020 was $0 and $4,920, respectively. The interest for the note payable has been calculated annually and has been paid for the quarter ended June 30, 2020 and the year ended December 31, 2019 . As of June 30, 2020, the Convertible Note has been repaid in full.

During the six months ended June 30, 2020 and June 30, 2019, the company repaid a total of $4,920 and $3,518, respectively, to related parties on various note payables.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and six months ended June 30, 2020, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. During the three and six months ended June 30, 2019, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

As of June 30, 2020 and December 31, 2019, convertible notes payable to related party had a balance of $10,000. The interest for the note payable has been calculated annually and has been accrued for the quarter ended June 30, 2020 and the year ended December 31, 2019.This note is past due and in default.

As of June 30, 2020 and December 31, 2019 the total due to management for past accrued salaries is $349 and $350, respectively.

As of June 30, 2020 and December 31, 2019, the total due to management represented by prepayment of expenses included in accounts payable is $8,356 and $3,473, respectively.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at June 30, 2020 and December 31, 2019. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of June 30, 2020 or December 31, 2019. Unaccrued and undeclared dividends were $2,400 and $4,800 as of June 30, 2020 and December 31, 2019, respectively.

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and six months ended June 30, 2020, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. During the three and six months ended June 30, 2019, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 156,498,515 shares were issued and outstanding as of June 30, 2020 and December 31, 2019.

(4) Property and Equipment

During the six-month period ended June 30, 2020, the company paid $2,662 for the additions to PP&E.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2020	December 31, 2019
Equipment	3-5	$116,161	$113,499
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		148,498	145,836
Less accumulated depreciation and amortization		(144,207)	(142,861)
Net property and equipment		$4,291	$2,975

(5) Prepaid Expenses

As of June 30, 2020, the Company had $17,560 in prepaid expenses as compared to $13,400 at December 31, 2019. Prepaid expenses represent advances made by a related party related to trade show expenses.

(6) Shareholder Notes Payable and Convertible Notes Payable

As of June 30, 2010 and December 31, 2019, the Company had short-term notes due to a related party of $0 and $4,920, respectively. In addition, as of June, 2020 and December 31, 2010, the Company had a convertible note of $10,000 due to a related party, outstanding. As of March 31, 2020 and December 31, 2019, the short-term note and the convertible note were in default. The Company made repayments on shareholder notes payable during the quarter ended June 30, 2020 and 2019 of $4,920 and $1,759, respectively.

Repayments on shareholder notes payable during the six-month period ended June 30, 2020 totalled $4,920 (2019: $3,518).

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

Licensing data from these premier providers has also served us by satisfying the second criteria, objectivity. Because it is commonly recognized that Internet content may often be unreliable, unverifiable and biased, early on, we determined that we could not simply use unfiltered Internet content for delivery to our clients. Our proper licensing of data facilitates the standard of delivery and implementation by our client/partners. Data Call does the heavy lifting by taking care of not just the licensing, but the proper formatting of that data for consumption by the industry utilizing our multiple formats offered. Data Call has understood that it’s Digital Signage and Kiosk clients needed a more complete service than to endeavour the sourcing of active content from multiple vendors. As a result, our flexible content plans permit our clients to do “one stop shopping” for all dynamic content requirements by licensing subscriptions through us.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Our revenues for the three months ended June 30, 2020 were $144,011, compared to $161,999 for the three-month period ended June 30, 2019, representing a decrease of $17,988 or approximately 11%. The decrease in revenues was mainly due to customers reducing their subscriptions due to covid.

Costs of sales for the three months ended June 30, 2020 were $48,889 compared to $49,907 for the three-month period ended June 30, 2019, cost of sales for the quarter decreased $1,018 These costs are related to the licensing and royalty expense reductions due to the covid.

Gross margins for the three months ended June 30, 2020 were $95,122 compared to $112,092 as of June 30, 2019, or 66.1% for the three-month period ended June 30, 2020 as compared to 69.2% for the three-month period ending June 30, 2019.

Operating expenses for the three months ended June 30, 2020 were $82,819 compared to $100,246 for the three-month period ended June 30, 2019, representing a decrease of $17,427 from the same period in the prior year. Net income for the three months ended June 30, 2020 was $11,351 compared to a net income of $10,481 for the three-month period ended June 30, 2019 or a net change of $870. The Company’s net income was due to our continuing efforts to reduce costs during this pandemic crisis.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Our revenues for the six months ended June 30, 2020 were $302,619, compared to $325,668 for the six-month period ended June 30, 2019, representing a decrease of $23,049 or approximately 7.08%. The decrease in revenues was mainly due to customers reducing their subscriptions due to covid.

Costs of sales for the six months ended June 30, 2020 were $98,434, compared to $98,434 for the same period of the prior year. The increase was due the costs related to the licensing and royalty expense required to provide the subscription services.

Gross margins for the six months ended June 30, 2020 were $204,185 compared to $231,582 as of June 30, 2019, or 67.5% for the six-month period ended June 30, 2020 as compared to 71.1% for the six-month period ending June 30, 2019.

operating expenses for the six months ended June 30, 2020 were $186,991 compared to $243,997 for the six-month period ended June 30, 2019, representing a decrease of $57,006 from the same period in the prior year. Net income for the six months ended June 30, 2020 was $14,877 compared to a net loss of $15,145 for the six-month period ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had total current assets of $130,912, consisting of $37,382 in cash, $75,970 in accounts receivable and $17,560 in prepaid expenses and had total current liabilities of $63,093 consisting or $20,522 in accounts payable, 23,866 in accrued interest, $8,705 in accrued expenses, and $10,000 in notes payable.

At June 30, 2020, we had a positive working capital of $72,910 and an accumulated deficit since inception of $9,950,172. The Company had net cash provided by operating activities of $17,435 during the six-month period ended June 30, 2020, which was mainly due to a net income of $14,877, an increase in accounts receivable of $1,688, an increase in accounts payable of $4,883, an increase in accrued expenses of $250, an increase in prepaid expenses of $4,160 , stock compensation expense and options expense of $1,774, and depreciation expense of $1,346.

We had investing activities of $2,662 during the six-month period ended June 30, 2020 related to the purchase of property and equipment. We used $4,920 in our financing activities during the six months ended June 30, 2020 for the repayment of a shareholder notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended June 30, 2020 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	August 3, 2020

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	August 3, 2020

