Form 10-Q
period 2020-09-30
Data Call Technologies
filed 2020-11-13
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

On November 13, 2020, the Registrant had 156,998,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$38,919	$27,529
Accounts receivable	68,579	74,282
Prepaid expenses	17,410	13,400
Total current assets	124,908	115,211

Property and equipment	148,498	145,836
Less accumulated depreciation and amortization	144,880	142,861
Net property and equipment	3,618	2,975

Other assets	800	800
Total assets	$129,326	$118,986

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$20,936	$20,368
Accounts payable - related party	7,645	3,473
Accrued salaries - related party	349	350
Accrued interest – related party	23,991	23,616
Convertible short-term note payable to related party - default	10,000	10,000

Short-term note payable to related party - default	-	4,920
Total current liabilities	62,921	62,727

Total liabilities	62,921	62,727

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares:
156,998,515 and 156,498,515 shares issued and outstanding at September 30, 2020 and at December 31, 2019, respectively.	156,998	156,498
Additional paid-in capital	9,868,161	9,864,000
Accumulated deficit	(9,959,564)	(9,965,049)
Total stockholders’ equity	66,405	56,259
Total liabilities and stockholders’ equity	$129,326	$118,986

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Condensed Statements of Operations

Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	Ended	ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues
Sales	$133,887	$137,263	$436,506	$462,931
Cost of sales	51,000	46,313	149,434	140,399
Gross margin	82,887	90,950	287,072	322,532

Selling, general and administrative expenses	91,482	94,594	277,127	337,468
Depreciation and amortization expense	673	562	2,019	1,685
Total operating expenses	92,155	95,156	279,146	339,153

Other (income) expense
Interest income	(1)	-	(2)	(2)
Interest expense	125	1,366	2,443	4,098
Total expenses	92,279	96,522	281,587	343,249

Net income (loss) before income taxes	(9,392)	(5,572)	5,485	(20,717)

Provision for income taxes	-	-	-	-
Net income (loss)	$(9,392)	$(5,572)	$5,485	$(20,717)

Net income (loss) per common share - basic and diluted
	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common shares:
Basic	156,656,124	156,241,745	156,551,435	156,079,546
Diluted	156,656,124	156,241,745	161,679,640	156,079,546

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Stockholders’ Equity

For The Nine Months Ended September 30, 2020 (unaudited) and the year ended December 31, 2019

Table of Contents

	Preferred Stock A		Preferred Stock B		Common Stock		Additional paid-in	Accumulated	Stockholder’
	shares	amount	shares	amount	shares	amount	capital	deficit	equity
Balance year ended December 31, 2018	800,000	$800	10,000	$10	155,997,103	$155,997	$9,859,448	$(9,971,514))	$44,741
Shares issued for services	-	-	-	-	501,412	501	4,552	-	5,053
Net Income (loss)	-	-	-	-	-	-	-	6,465)	6,465
Balance year ended December 31, 2019	800,000	$800	10,000	$10	156,498,515	$156,498	$9,864,000	$(9,965,049)	$56,259
Shares issued for services	-	-	-	-	500,000	500	4,161	-	4,661
Net Income (loss)	-	-	-	-	-	-	-	5,485	5,485
Balance period ended September 30, 2020	800,000	$800	10,000	$10	156,998,515	$156,998	$9,868,161	$(9,959,564))	$66,405

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income ( loss)	$5,485	$(20,717)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,019	1,685
Stock-based compensation	4,661	4,166
Changes in operating assets and liabilities:
Accounts receivable	5,703	10,610
Prepaid expenses	(4,010)	2,778
Accounts payable	568	8,937
Accounts payable - related party	4,172	(5,008)
Accrued expenses	375	375
Accrued expenses - related party	(1)	5,118
Deferred revenues	-	(12,261)
Net cash provided by (used in) operating activities	18,972	(4,317)

Cash flows from investing activities:
Purchase of property and equipment	(2,662)	-
Net cash used in investing activities	(2,662)	-

Cash flows from financing activities:
Principal payments on borrowing from related party	(4,920)	(5,277)
Net cash used in financing activities	(4,920)	(5,277)

Net increase (decrease) in cash	11,390	(9,594)
Cash at beginning of year	27,529	23,006
Cash at end of period	$38,919	$13,412

Supplemental Cash Flow Information:
Cash paid for interest	$2,068	$3,723
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Notes to Financial Statements

September 30, 2020

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2020 are not indicative of the results that may be expected for the year ending December 31, 2020.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2020 or December 31, 2019.

Revenue Recognition

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of September 30, 2020 and December 31, 2019 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	(Level 1)	(Level 2)	(Level 3)
September 30, 2020	$0	$0	$0
December 31, 2019	$0	$0	$0

Recent Accounting Pronouncements

In September 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, lease with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended December 31, 2019 the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements due to not having any commitment to stay in our property longer than a year.

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

(2) Related Party Transactions

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On September 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to September 30, 2016. The remaining balance of the note as of September 30, 2020 and December 31, 2020 was $0 and $4,920, respectively. The interest for the note payable has been calculated annually and has been paid for the quarter ended September 30, 2020 and the year ended December 31, 2019.

During the three months ended September 30, 2020 and September 30, 2019, the Company repaid a total of $0 and $1,759, respectively, to related parties on various note payables. During the nine months ended September 30, 2020 and September 30, 2019, the Company repaid a total of $4,920 and $5,277, respectively, to related parties on various note payables.

During the nine months ended September 30, 2020 and September 30, 2019, the company repaid a total of $4,920 and $5,277, respectively, to related parties on various note payables.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5-year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and nine months ended September 30, 2020 and 2019, the Company recorded $877 and $2,661, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

During the three months ended September 30, 2020, the Company accrued interest of $125. As of September 30, 2020 and December 31, 2019, the Company had $23,991 and $23,616, respectively, in accrued interest.

As of September 30, 2020 and December 31, 2019, convertible notes payable to related party had a balance of $10,000. The interest for the note payable has been calculated annually and has been accrued for the quarter ended September 30, 2020 and the year ended December 31, 2019. This note is past due and in default.

As of September 30, 2020 and December 31, 2019 the total due to management for past accrued salaries is $349 and $350, respectively.

As of September 30, 2020 and December 31, 2019, the total due to management represented by prepayment of expenses included in accounts payable is $7,645 and $3,473, respectively.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at September 30, 2020 and December 31, 2019. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of September 30, 2020 or December 31, 2019. Unaccrued and undeclared dividends were $3,600 and $4,800 as of September 30, 2020 and December 31, 2019, respectively.

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5-year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and nine months ended September 30, 2020 and 2019, the Company recorded $877 and $2,661, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

In April 2019, the Company filed an Information Statement on Form 14C to increase the authorized shares of Common Stock to 490,000,000, of which 156,998,515 shares were issued and outstanding as of September 30, 2020 and December 31, 2019.

During the three months ended September 30, 2020, the Company issued 500,000 restricted shares valued at $2,000 for consulting services provided.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2020	December 31, 2019
Equipment	3-5	$116,161	$113,499	$
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		148,498	145,836
Less accumulated depreciation and amortization		(144,880)	(142,861)
Net property and equipment		$3,618	$2,975	$

(5) Prepaid Expenses

As of September 30, 2020, the Company had $17,410 in prepaid expenses as compared to $13,400 at December 31, 2019. Prepaid expenses represent advances made by a related party related to trade show expenses.

(6) Shareholder Notes Payable and Convertible Notes Payable

As of September 30, 2020 and December 31, 2019, the Company had short-term notes due to a related party of $0 and $4,920, respectively. In addition, as of September, 2020 and December 31, 2010, the Company had a convertible note of $10,000 due to a related party, outstanding. As of March 31, 2020 and December 31, 2019, the short-term note and the convertible note were in default. The Company made repayments on shareholder notes payable during the quarter ended September 30, 2020 and 2019 of $0 and $1,759, respectively.

Repayments on shareholder notes payable during the nine-month period ended September 30, 2020 totaled $4,920 (2019: $5,277).

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
16

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Our revenues for the three months ended September 30, 2020 were $133,887, compared to $137,263 for the three-month period ended September 30, 2019, representing a decrease of $3,376 or approximately 2.0%. The decrease in revenues was mainly due to customers reducing their revenue due to COVID-19.

Costs of sales for the three months ended September 30, 2020 were $51,000 compared to $46,313 for the three-month period ended September 30, 2019, cost of sales for the quarter increased $4,687 These costs are related to the licensing and royalty expense reductions due to the COVID-19.

Gross margins for the three months ended September 30, 2020 were $82,887 compared to $90,950 as of September 30, 2019, or 61.9% for the three-month period ended September 30, 2020 as compared to 66.26% for the three-month period ending September 30, 2019.

Operating expenses for the three months ended September 30, 2020 were $92,155 compared to $95,156 for the three-month period ended September 30, 2019, representing a decrease of $3,001 from the same period in the prior year. Net loss for the three months ended September 30, 2020 was $9,392 compared to a net loss of $5,485 for the three-month period ended September 30, 2019 or a net change of $3,812. The Company’s net loss was due to our customers reducing their revenues during this pandemic crisis.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Our revenues for the nine months ended September 30, 2020 were $436,506, compared to $462,931 for the nine-month period ended September 30, 2019, representing a decrease of $26,425 or approximately 6.0%. Costs of sales for the nine months ended September 30, 2020 were $149,434, compared to $140,399 for the same period of the prior year. This increase was due the costs related to the licensing and royalty expense required to provide the subscription services.

Gross margins for the nine months ended September 30, 2020 were $287,072 compared to $322,532 as of September 30, 2019, or 65.8% for the nine-month period ended September 30, 2020 as compared to 69.7% for the nine-month period ending September 30, 2019.

Operating expenses for the nine months ended September 30, 2020 were $279,146 compared to $339,153 for the nine-month period ended September 30, 2019, representing a decrease of $58,322 from the same period in the prior year. Net Income for the nine months ended September 30, 2020 was $5,485 compared to a net income of $14,887 for the nine-month period ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had total current assets of $124,908, consisting of $38,919 in cash, $68,579 in accounts receivable and $17410 in prepaid expenses and had total current liabilities of $62,921 consisting or $22,276 in accounts payable, $6,305 in accounts payable to a related party, $24,340 in accrued interest and $10,000 in notes payable.

At September 30, 2020, we had a positive working capital of $61,987 and an accumulated deficit since inception of $9,959,564. The Company had net cash provided by operating activities of $18,972 during the nine-month period ended September 30, 2020, which was mainly due to a net income of $5,485, a decrease in accounts receivable of $5,703, an increase in accounts payable of $1,908, an increase in prepaid expenses of $4,010, stock compensation expense and options expense of $4,661, and depreciation expense of $2,019.

We had investing activities of $2,662 during the nine-month period ended September 30, 2020 related to the purchase of property and equipment. We used $4,920 in our financing activities during the nine months ended September 30, 2020 for the repayment of a shareholder notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended September 30, 2020 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the three months ended September 30, 2020, the Company issued 500,000 restricted shares valued at $2,000 for consulting services provided. These shares of common stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued in reliance upon the exemption from registration contained in Regulation D promulgated under the Securities Act. These shares may not be offered or sold in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

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
Date: November 13, 2020

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 13, 2020

