Form 10-K
period 2020-12-31
Data Call Technologies
filed 2021-03-19
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

Indicate if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months. Yes [X] No [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2020, the aggregate market value of the 109,136,655 shares of common stock held by non-affiliates was approximately $218,273 based on the closing price on June 30, 2020. On March 19, 2021, the Registrant had 156,998,515 shares of common stock outstanding.

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

We continually add different types of content per client requests. We provide our DLM services to our clients and other potential customers through the Internet. All DLM Services are real-time information services providing a wide range of up-to-date information for display. These services are designed to work concurrently with customers’ existing digital signage systems. The Direct Lynk Messenger product has been retired, with DLMedia being sunset this year. The DLManager portal is taking the fore front and has been well received by existing and new clients.

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

Dependence On A Few Major Customers

At December 31, 2020, we had customer/subscribers for our DL Manager, which customers are relatively small, paying cumulatively an average monthly fee to Data Call. We also have several larger new potential partner/clients that are using our DL Manager products, and we expect that some or all of them may be expected to become significant clients in the near future. During the year ended December 31, 2020, we were dependent upon two major customers, who accounted for approximately 77% our revenues. During the year ended December 31, 2019, we were dependent upon two major customers, who accounted for approximately 74% of our revenues.

Notwithstanding the forgoing, based upon recent communications with several potential clients who are volume users and/or wholesale distributors of digital signage content and content management systems, we believe that during 2021, several new clients will contribute significant revenue which should materially reduce our reliance on our two major customers to less than 70%. As a result, we believe that that we should become far less reliant on a few business clients for our source of revenue. However, there can be no assurance that our belief will prove to be justified or, if justified, that such trend will continue for any future period, if at all.

Employees

At December 31, 2020, we had 3 full-time employees, including our two executive officers. Depending upon our level of our growth, if any, we expect that we may or will be required to hire additional personnel in the areas of sales and marketing, software design, research and development and otherwise, during 2021 and continuing into 2022. However, we will be dependent upon revenue growth and profitability, of which there can be no assurance, to fund any increase in staff. None of our employees are covered by a selective bargaining agreement

Estimate Of The Amount Spent On Research And Development　Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development to create our Direct Lynk Messenger Systems, including software and hardware development and testing costs. The amount spent on this research and development from inception through December 31, 2020 is approximately $3,000,000.

ITEM 1A. RISK FACTORS. Table of Contents

Investing in our common stock, while providing investors with an equity ownership interest, involves a high degree of risk, including the potential loss of all or a significant portion of their investment. Shareholders will be subject to risks inherent in our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss, the size and extent of which cannot be predicted. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K for our year-ended December 31, 2020.

This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.

Since our inception, we have had a history of generating operating losses. However, in the past two calendar years, we have reversed that trend and have been able to generate positive cash flow from operations.. We anticipate being profitable in the near future. We currently expect to significantly increase our revenues by increasing our client base and/or generating additional revenue streams by offering new and enhanced products and services. However, there can be no assurance that our plan will be successful, either in whole or in part. If we fail to grow our revenues, our ability to achieve and fulfill our business plan may be delayed, which could adversely impact our results of operations.

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

We are dependent on the abilities of our sales and marketing activities to generate new clients for subscriptions to our DL Manager and to broaden our customer base. While the number of paying subscribers for our DL Manager decreased during December 31, 2020 compared to December 31, 2019, there can be no assurance that our sales and marketing efforts will be able to market acceptance for our DL Manager and increase our customer base to a level that will permit continued profitable operations. If our sales and marketing cannot continue to achieve market acceptance for our DL Manager, and increase our customer base to a level that will permit profitable operations. If our sales and marketing efforts are unable to continue to generate new customers, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

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

Shares eligible for future sale.

As of December 31, 2020, the Registrant had 156,998,515 shares of common stock issued and outstanding of which 46,861,850 shares are “restricted” as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company’s issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a six-month holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine.

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2020, we have 156,998,515 shares of common stock issued and outstanding and 800,000 shares of preferred A stock issued and outstanding and 10,000 shares of preferred B stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval; to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights, or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

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

	Fiscal 2020		Fiscal 2019		Fiscal 2018
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.0023	$0.0024	$0.004	$0.0028	$0.0032	$0.0032
Second Quarter ended June 30	$0.0039	$0.0039	$0.0045	$0.0033	$0.0036	$0.0036
Third Quarter ended September 30	$0.0040	$0.0042	$0.0037	$0.0023	$0.0024	$0.004
Fourth Quarter ended December 31	$0.0047	$0.0051	$0.0022	$0.0021	$0.0021	$0.0021

As of December 31, 2020, our shares of common stock were held by approximately 191 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA. Table of Contents

N.A.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION. Table of Contents

Results of Operations during the year ended December 31, 2020 as compared to the year ended December 31, 2019

We had $571,874 of sales revenue for the year ended December 31, 2020, compared to sales revenue of $629,097 for the year ended December 31, 2019, a decrease in sales revenue of $57,223 or approximately a 9.10% decrease from the prior year. We generate revenues through subscription fees received in connection with our DL Manager and InfoServices. Many of our customers discontinued our service because of the pandemic. Many of our customers provide services to the general public.

We had total costs of sales for the year ended December 31, 2020 of $197,703 compared to total costs of sales of $192,044 for the year ended December 31, 2019, or an increase of $5,659 or about 2.90% of which resulted in a gross margin of $374,171 for the year ended December 31, 2020 or 65.4%, compared to a gross margin of $437,053 or 69.5% for the year ended December 31, 2019, a decrease in gross margin of $62,882 from the prior year, our decrease in gross margin was due a combination of our increase cost associated with our decreased revenue and the loss of economies of scale with the reduction of revenue.

Cost of sales as a percentage of sales was 34.9 % for the year ended December 31, 2020, compared to 30.5% for the year ended December 31, 2019. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease as we expect to take advantage of applicable economies of scale. Our operating expenses decreased to $394,186 for the year ended December 31, 2020, compared to operating expenses of $425,076 for the year ended December 31, 2019, a decrease in expenses of $30,890 from the prior period. The decrease in expenses for the year of 2020 was due to the Company’s ongoing efforts to expand its operations in the most cost effective and efficient means while reducing costs and the cost of stock issued. We had a net loss of $22,454. The primary cause of the loss was that the trade show filed for bankruptcy in the 4th quarter which caused us in turn to write off approximately $20,000 in prepaid expenses. We have filed a claim with the court but at this time we do not feel that we will be able to recover any of our expenses. There can be no assurance regarding our operating results in 2021, but we believe that we will experience a significant reduction in non-cash expense as well as increased operating revenues which should result in profitable operations.

Liquidity and Capital Resources

We had current assets of $93,411 as of December 31, 2020, which consisted of, $28,107 in cash and accounts receivable of $65,304.

We had total assets of $100,247 as of December 31, 2020, compared to $118,986 as of December 31, 2019 or a decrease of $18,739,which consisted of current assets of $93,411, total property and equipment (net of accumulated depreciation) of $6,036, which included high end flat screen televisions, computers and software equipment responsible for running our DL Manager InfoCall Services and our Image Library which are stored in our Friendswood office and other off site locations; and other assets of $800, which included our deposit on our Friendswood office space.

We had total liabilities of $60,894 as of December 31, 2020, compared to $62,727 as of December 31, 2019, a decrease of $1,833 primarily consisting of accounts payable of $21,218 accrued expenses of $8,685, short-term accrual of interest of $23791, short term note of $7,200. We had positive working capital of $32,517 and an accumulated deficit of $9,987,503 as of December 31, 2020.

Operating activities provided $14,185 of cash for the year ended December 31, 2020, which was mainly due to a net loss of $22,454, common stock and options expense of $5,548, decrease in depreciation expense of $2,826 decrease in accounts receivables of $8,978, decrease in prepaid expenses of $13,400, increase in accounts payable of $9,198, decrease in accrued expenses of $162. We had investing activities for the year ended December 31, 2020 of $5,887 for capital expenditures for equipment.

We had financing activities of $7,720 primarily for the pay down of borrowings from related party during 2020 as compared to 2019 we had financing activity of $7,036 for the pay down of borrowings from related party.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item　303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2020 and 2019, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2020 and 2019, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Data Call Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Data Call Technologies, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the lack of going concern, we examined and evaluated the financial information that was the initial cause along with managements plans to mitigate the going concern and managements lack of disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2013.

Houston, TX

March 19, 2021

Data Call Technologies, Inc.

Balance Sheets

December 31, 2020 and 2019

	2020	2019
Assets
Current assets:
Cash	$28,107	$27,529
Accounts receivable	65,304	74,282
Prepaid expenses	-	13,400
Total current assets	93,411	115,211

Property and equipment	151,723	145,836
Less accumulated depreciation and amortization	145,687	142,861
Net property and equipment	6,036	2,975

Other assets	800	800
Total assets	$100,247	$118,986

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$21,218	$20,368
Accounts payable - related party	8,348	3,473
Accrued salaries - related party	337	350
Accrued interest	23,791	23,616
Convertible short-term note payable to related party	7,200	10,000
Short-term note payable to related party	-	4,920
Total current liabilities	60,894	62,727

Total liabilities	60,894	62,727

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares:
Series A 12% Convertible - 800,000 shares issued and outstanding at December 31, 2020 and 2019	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares:
Series B - 10,000 shares issued and outstanding at December 31, 2020 and 2019	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares:
156,998,515 and 156,498,515 shares issued and outstanding at December 31, 2020 and 2019, respectively.	156,998	156,498
Additional paid-in capital	9,869,048	9,864,000
Accumulated deficit	(9,987,503)	(9,965,049)
Total stockholders’ equity	39,353	56,259
Total liabilities and stockholders’ equity	$100,247	$118,986

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statements of Operations

Years ended December 31, 2020 and 2019

	2020	2019

Revenues:
Sales	$571,874	$629,097
Cost of sales	197,703	192,044
Gross margin	374,171	437,053

Selling, general and administrative expenses	391,360	422,830
Depreciation and amortization expense	2,826	2,246
Total operating expenses	394,186	425,076

Other (income) expenses:
Interest income	(3)	(3)
Interest expense	2,442	5,515
Total expenses	396,625	430,588
Net (loss) before income taxes	(22,454)	6,465

Provision for income taxes	-
Net Income (loss)	$(22,454)	$6,465

Net Income(loss) per common share – basic and diluted:
Net Income(loss) applicable to common shareholders	$0.00	$0.00

Weighted average common shares:
Basic	156,663,816	156,498,515
Diluted	156,663,816	164,695,787

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statement of Stockholders’ Equity

Years ended December 31, 2020 and 2019

							Additional		Stockholders’ ‘
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	Shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2018	800,000	$800	10,000	$10	$155,977,103	$155,997	$9,859,448	$(9,971,514)	$44,741
Shares issued for services	-	-	-	-	501,412	501	4,552	-	5,053
Net Income	-	-	-	-	-	-	-	6,465	6,465
Balance year ended December 31, 2019	800,000	$800	10,000	$10	$156,498,515	$156,498	$9,864,000	$(9,965,049)	$56,259
Shares issued for services	-	-	-	-	500,000	500	5,048	-	5,548
Net loss	-	-	-	-	-	-	-	(22,454)	(22,454)
Balance year ended December 31, 2020	800,000	$800	10,000	$10	$156,998,515	$156,998	$9,869,048	$(9,987,503)	$39,353

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statements of Cash Flows

Years ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net income (loss)	$(22,454)	$6,465
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Shares issued for services	5,548	5,053
Depreciation and amortization of property and equipment	2,826	2,246
(Increase) decrease in operating assets:
Accounts receivable	8,978	7,149
Prepaid expenses	13,400	1,578
Increase (decrease) in operating liabilities:
Accounts payable	850	5,728
Accounts payable - related party	4,875	(4,743)
Accrued expenses - related party	(13)	(156)
Accrued interest-related party	175	500
Deferred revenues	-	(12,261)
Net cash provided by operating activities	14,185	11,559

Cash flows from investing activities
Capital expenditure for equipment	(5,887)	-
Net cash (used in) investing activities	(5,887)	-

Cash flows from financing activities:
Principal payment on debt - related party	(7,720)	(7,036)
Net cash (used in) financing activities	(7,720)	(7,036)

Net increase (decrease) in cash	578	4,523
Cash at beginning of year	27,529	23,006
Cash at end of year	$28,107	$27,529

Supplemental Cash Flow Information:
Cash paid for interest	$2,068	$4,964
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Notes to Financial Statements
December 31, 2020

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2020 or 2019.

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

Company recognizes revenues based on monthly fees for services provided to customers. Some customers prepay for annual services and the Company defers such amounts and amortizes them into revenues as the service is provide.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of December 31, 2020 and 2019 as we believe all of our receivables are fully collectable.

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

Earnings (Loss) Per Share

The basic net income per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the years ended December 31, 2020 and 2019, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. In years with a net loss, potentially dilutive securities are not included because their effect is anti-dilutive.

	Years Ended December 31,
	2020	2019
Net Income (loss)	$(22,454)	$6,465

Net (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	156,663,816	156,498,515
Diluted	156,663,816	164,695,787

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	December 31, 2020	December 31, 2019
Convertible Notes Payable	3,295,195	8,510,638

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2020 and 2019:

	(Level 1)	(Level 1)	(Level 3)
2020	$0	$0	$0
2019	$0	$0	$0

Recent Accounting Pronouncements

In September 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, lease with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended December 31, 2020, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements due to not having any commitment to stay in our property longer than a year.

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

Note 2. Related Party Transactions.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The expense recognized in the year ended December 31, 2020 was $3,548 (2019: $3,548). The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to December 31, 2016. The remaining balance of the note as of December, 31, 2020 and December 31, 2019 was $0 and $4,920 respectively. The interest for the note payable has been calculated annually and has been paid for the years ended December 31, 2020 and December 31, 2019.

As of December 31, 2020, and December 31, 2019, convertible notes payable to related party had a balance of $7,200 and $10,000. The interest for the note payable has been calculated annually for the year ended December 31, 2020 and 2019.

During the years ended December 31, 2020 and December 31, 2019, the company repaid a total of $7,720 and $7,036, respectively, to related parties on various note payables.

As of December 31, 2020, and December 31, 2019 the total due to management for past accrued salaries is $337 and $350, respectively.

As of December 31, 2020, and December 31, 2019 the total due to management included in accounts payable is $8,348 and $3,473 respectively.

Note 3. Prepaid Expenses.

As of December 31, 2020, the Company had prepaid expenses of $0. As of December 31, 2019, the Company had prepaid expenses of $13,400.

Note 4. Property and Equipment.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2020	2019
Equipment	3-5	$119,386	$113,499
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	145,836
Less accumulated depreciation and amortization		(145,687)	(142,861)
Net property and equipment		$6,036	$2,975

Note 5. Income Taxes.

	December 31
	2020	2019
Tax expense/(benefit) computed at statutory rate for continuing operations	$3,550	$2,419
Tax effect (benefit) of operating loss carryforwards	(3,550)	(2,419)
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $3,095,013 as of December 31, 2020, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	December 31
	2020		2019
Deferred tax assets:	$		$
Net operating loss		649,953		646,402
Valuation allowance		(649,953)		(646,402)
Net deferred asset		$-		$-

At December 31, 2020, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 6. Capital Stock, Options and Warrants.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The expense recognized in the year ended December 31, 2020 was $3,548 (2019: $3,548). The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

During the year ended December 31, 2018 the Company granted 512,938 shares of common stock to two consultants for services provided. The stock was valued using the grant date closing price for the Company’s stock for a total compensation expense of $1,481 of which $906 was expensed during 2019 (2020: $Nil).

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 are outstanding as of December 31, 2020 and 2019. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends as of December 31, 2020 or 2019. Unaccrued and undeclared dividends were $4,800 as of December 31, 2020 and 2019, respectively.

During the year ended December 31, 2019 the Company granted 501,412 shares of common stock to two consultants for services provided. The stock was valued using the grant date closing price for the Company’s stock for a total compensation expense of $2,003 of which $599 was expensed during the year ended December 31, 2019 and $1,404 in 2020.

During the year ended December 31, 2020 the Company granted 500,000 shares of common stock to a consultant for services provided. The stock was value using the grant date closing price for the Company’s stock for a total compensation expense of $2,000 of which $596 was expensed during the year ended December 31, 2020 (2019: $Nil).

Note 7. Commitments and Contingencies.

The Company conducted its operations from a facility located in Friendswood Texas during FY 2020 and 2019 and pays rent on a month to month basis.

Rent expense in 2020 and 2019 under the terms of the Houston Texas lease was $10,800 and $10,800, respectively.

Note 8. Concentrations.

Concentration of Major Customers

As of December 31, 2020, the Company’s trade accounts receivables from two customers represented approximately 93% of its accounts receivable. As of December 31, 2019, the Company’s trade accounts receivables from two customers represented approximately 87% of its accounts receivable.

For the year ended December 31, 2020 the Company received approximately 77% of its revenue from two customers. The specific concentrations were Customer A, 57%, and Customer B, 20%. For the year ended December 31, 2019 the Company received approximately 73% of its revenue from two customers.

Concentration of Supplier Risk

The Company had 6 vendors that accounted for approximately 81% of purchases during the year ended December 31, 2020 related to operations. Specific concentrations were Vendor A 20%, Vendor B 11%, Vendor C 16%, Vendor D 12%, Vendor E 10% and Vendor F 11%. For the year ended December 31, 2019 the Company had 5 vendors that accounted for approximately 68% of purchases.

Note 9. Convertible Shareholder Notes Payable.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a note payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been paid for 2020 and 2019. During 2013, the note payable agreement was amended to include a conversion feature to the Company’s common stock at $0.0001 per share. Under ASC 470-50, the amendment adds a substantive conversion option which causes the amended note to be evaluated as a new debt issuance. As the conversion term is considered in the money a beneficial conversion feature was present with a debt discount calculated at $50,000. The debt discount was amortized to interest expense during 2013 due to the note being due at the time of the amendment. During 2013, the creditor sold a portion of his note for $8,900. At the request of the new creditors the Company issued 89,000,000 shares of common stock at $0.0001 in terms with the amended agreement. No gain or loss was recorded on the conversion of debt to equity during the period ending December 31, 2013 as it was converted within the terms of the agreement. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance due under this note was $0 as of December 31, 2020 and $4,920 as of December 31, 2019. As of December 31, 2020, this note was settled by the payments of principal and interest and because it has been paid completely there no longer is a convertible feature.

During the quarter ended September 30, 2011, the Company issued a short-term convertible note to a shareholder in the amount of $10,000. The convertible note is due in one year and bears interest of 12%. The interest for the convertible note has been calculated annually and has been accrued for 2020 and 2019. As of December 31, 2017, the convertible note contains a conversion feature at a 50% discount of the 10-day average closing price prior to notice. The note holder agreed that the conversion would not force the Company to issue more shares than allowed under the current capitalization which eliminates the existence of a derivative. The beneficial conversion feature included in the discounted share price of the conversion was found to be immaterial for the years ended December 31, 2020 and 2019. As the note is past its due date of June 2, 2012, the note was extended in 2020 and is no longer considered in default. As of December 31, 2020, this note was renegotiated and no longer is considered in default and as long as the terms of the note are satisfied there is no convertible feature. At December 31, 2020 this note had a balance of $7,200.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES. Table of Contents

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2020. Based on this assessment, Management identified the following material weaknesses that have caused management to conclude that, as of December 31, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

ITEM 9B. OTHER INFORMATION. Table of Contents

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE. Table of Contents

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Timothy Vance	54	Chief Executive Officer, Chief Operating Officer and Director
Gary D. Woerz	74	Chief Financial Officer and Director
John Schafer	46	Director

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

ITEM 11. EXECUTIVE COMPENSATION. Table of Contents

The following table sets forth information concerning the total compensation during the fiscal years ending December 31, 2020, 2019 and 2018.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
Name and Principal		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Position	Year	($)	($)	($)	($)	($)	($)

Timothy Vance, CEO, COO, Director (1)	2020	98,000	—	5,000	—	—	103,000
	2019	98,000	—	1,500	—	—	99,500
	2018	98,000	—	5,000	—	—	103,000

Garry D. Woerz, CFO, Director (2)	2020	57,000	—	2,500	—	—	59,500
	2019	57,200	—	0	—	—	57,200
	2018	57,000	—	5,000	—	—	62,200

(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant.

(2) In January 2013, Gary D. Woerz was appointed CFO of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTRS. Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of March 19, 2021. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned (1)
Timothy E. Vance, CEO, COO and Director	20,190,000	12.90%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

Gary D. Woerz, CFO and Director	17,700,000	11.30%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

John Schafer, Director	1,000,000	0.69%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

Director and Officer (3 people)	38,890.010	24.80%

(1) Applicable percentage ownership is based on 156,998,515 shares of common stock outstanding as of March 19, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 19, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE. Table of Contents

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. Table of Contents

Independent Public Accountants

Our auditor, M&K CPAS, PLLC. has served as the Company’s independent registered public accountants for the fiscal years 2020 and 2019.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audits of the Registrant’s annual financial statements for the years ended December 31, 2020 and 2019, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Audit fees (1)	$25,000	$28,000
Audit-related fees (2)	—	—
Tax fees (3)	1,100	1,100
All other fees	—	—

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

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	March 19, 2021

By:	/s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	March 19, 2021

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chairman
Date:	March 19, 2021

By:	/s/ Gary D. Woerz
Gary D. Woerz
Director
Date:	March 19, 2021

