Form 10-Q
period 2021-03-31
Data Call Technologies
filed 2021-05-07
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On May 7, 2021 the Registrant had 156,998,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$14,938	$28,107
Accounts receivable	72,594	65,304
Total current assets	87,532	93,411

Property and equipment	151,723	151,723
Less accumulated depreciation and amortization	146,494	145,687
Net property and equipment	5,229	6,036

Other assets	800	800
Total assets	$93,561	$100,247

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$19,560	$21,218
Accounts payable - related party	4,285	8,348
Accrued salaries - related party	379	337
Accrued interest – related party	22,591	23,791
Convertible short-term note payable to related party	5,400	7,200
Total current liabilities	52,215	60,894

Total liabilities	52,215	60,894

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares: 156,998,515 shares issued and outstanding at March 31, 2021 and December 31, 2020	156,998	156,998
Additional paid-in capital	9,869,935	9,869,048
Accumulated deficit	(9,986,397)	(9,987,503)
Total stockholders’ equity	41,346	39,353
Total liabilities and stockholders’ equity	$93,561	$100,247

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statements of Operations

Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2021	March 31, 2020

Revenues
Sales	$154,912	$158,608
Cost of sales	53,015	49,545
Gross margin	101,897	109,063

Selling, general and administrative expenses	99,984	103,499
Depreciation and amortization expense	807	673
Total operating expenses	100,791	104,172

Other (income) expense
Interest income	-	(1)
Interest expense	-	1,366
Total expenses	100,791	105,537

Net income before income taxes	1,106	3,526

Provision for income taxes	-	-
Net income	$1,106	$3,526

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic	156,998,515	156,498,515
Diluted	-	178,256,444

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Stockholders’ Equity

For The Three Months Ended March 31, 2021 and the year ended December 31,2020 (Unaudited)

Table of Contents

							Additional		Stockholders’
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2019	800,000	$800	10,000	$10	156,498,515	$156,498	$9,864,000	$(9,965,049)	$56,259
Shares issued for services	-	-	-	-	500,000	500	5,048	-	5,548
Net loss	-	-	-	-	-	-	-	(22,454)	(22,454)
Balance year ended December 31, 2020	800,000	$800	10,000	$10	156,998,515	$156,998	$9,869,048	$(9,987,503)	$39,353
Shares issued for services	-	-	-	-	-	-	887	-	887
Net Income	-	-	-	-	-	-	-	1,106	1,106
Balance period ended March 31, 2021	800,000	$800	10,000	$10	156,998,515	$156,998	$9,869,935	$(9,986,397)	$41,346

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statements of Cash Flows

Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net Income	$1,106	$3,526
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	807	673
Stock based compensation	887	887
Changes in operating assets and liabilities:
Accounts receivable	(7,290)	(9,247)
Prepaid expenses	-	5,960
Accounts payable	(1,658)	8,202
Accounts payable - related party	(4,063)	1,963
Accrued expenses – related party	42	125
Accrued interest - related party	(1,200)	27
Other assets	-	(150)
Net cash (used in) provided by operating activities	(11,369)	46

Cash flows from investing activities
Purchase of property and equipment	-	(2,662)
Net cash used in investing activities	-	(2,662)

Cash flows from financing activities:
Principal payment on borrowing from related party	(1,800)	(1,759)
Net cash used in financing activities	(1,800)	(1,759)

Net increase (decrease) in cash	(13,169)	(4,375)
Cash at beginning of year	28,107	27,529
Cash at end of period	$14,938	$23,154

Supplemental Cash Flow Information:
Cash paid for interest	$1,200	$1,241
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Notes to Condensed Financial Statements
March 31, 2021
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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2021 are not indicative of the results that may be expected for the year ending December 31, 2021.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the Company’s audited financial statements and related footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

Revenue Recognition

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of March 31, 2021 and December 31, 2020 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets & Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	(Level 1)	(Level 2)	(Level 3)
March 31, 2021	$0	$0	$0
December 31, 2020	$0	$0	$0

Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU 2016-02, Leases (Topic 842) (“ASU2016-2”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, leases will be required to recognize for all leases, lease except for short-term leases, a lease liability, which is a lessee’s obligation to make payments arising from a a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended December 31, 2019 the Company assessed the impact of this guidance had on its financial statements and concluded that at present ASU No 2018-10 has no impact on its financial statements due to not having any commitment to stay in our property longer than a year.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The new standard is effective beginning January 1, 2019, with early adoption permitted. Tax effects are not anticipated because of this standard.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations,

(2) Related Party Transactions

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5-year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three months ended March 31, 2021 and 2020, the Company recorded $887 and $887, respectively, in stock-based compensation expense, in relation to those shares for the quarter ended March 31, 2021. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

As of March 31, 2021 and December 31, 2020, convertible notes payable to related party had a balance of $5,400 and $7,200. The note in September 2020 was renegotiated for principal and interest, therefore due to the terms of the agreement the note is no longer considered past due or in default. The interest for the note payable will no longer be calculated annually and will no longer be accrued. During the three months ended March 31, 2021 and 2020, the Company repaid a total of $1,800 and $1,759, respectively, to related parties on various convertible note payables. As of March 31, 2021 and December 31, 2020, accrued interest on the convertible notes payable to related party were $22,591 and $23,791, respectively. During the three months ended March 31, 2021 and 2020, the Company made interest payments of $1,200 and $1,241, respectively.

As of March 31, 2021 and December 31, 2020 the total due to management for past accrued salaries is $379 and $337, respectively.

As of March 31, 2021 and December 31, 2020 the total due to management included in accounts payable is $4,285 and $8,348, respectively.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 shares are outstanding at March 31, 2021 and December 31, 2020. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of March 31, 2021 and 2020 and accrued and undeclared dividends were $1,200.

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5-year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three months ended March 31, 2021 and 2020, the Company recorded $887 and $887, respectively, in stock-based compensation expense, in relation to those shares for the quarter ended March 31, 2021. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 156,998,515 shares were issued and outstanding as of March 31, 2021 and December 31, 2020.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2021	December 31, 2020
Equipment	3-5	$119,386	$119,386
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	151,723
Less accumulated depreciation and amortization		(146,494)	(145,687)
Net property and equipment		$5,229	$6,036

(5) Shareholder Notes Payable

Repayments on shareholder notes payable during the quarter ended March 31, 2021 totaled $1,800 (2020: $1,759). As of March 31, 2021 and 2020, accrued interest on the convertible notes payable to related party were $22,591 and $23,741, respectively. During the three months ended March 31, 2021 and 2020, the Company made interest payments of $1,200 and $1,241, respectively.).

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

Some of the current types of data and information, for which a client may subscribe to through the Direct Lynk System, in multiple formats include:

-	Headline News top world and national news headlines;
-	Business News top business headlines;
-	Financial Highlights world-based financial indicators;
-	Entertainment News top entertainment headlines;
-	Health/Science News top science/health headlines;
-	Strange News - latest off-beat news headlines;
-	Sports Headlines top sports headlines
- AP News Minute Video
- AP This Day In History Videos
- AP Entertainment Minute Videos
-	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;
-	National Football League latest game schedule and in-game updates;
-	National Basketball Association - latest game schedule and in-game updates;
-	Major League Baseball - latest game schedule and in-game updates;
-	National Hockey League - latest game schedule and in-game updates;
-	NCAA Football - latest game schedule and in-game updates;
-	NCAA Men’s Basketball - latest game schedule and in-game updates;
-	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament:
-	NASCAR top 10 race positions updated every 20 laps throughout the race:
-	Traffic Mapping;
-	Animated Doppler Radar and Forecast Maps;
-	Listings of the day’s horoscopes;
-	Listings of the birthdays of famous persons born on each day;
-	Health and Wellness
-	Listings of historical events which occurred on each day in history; and
-	Localized Traffic and Weather Forecasts.

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

We believe that the ability of our clients to display in real-time, the information and content we deliver, better allows our clients to tailor their products, services, advertising and messaging to individual and target-group customers, thereby advertising and offering, for example, inventory and sales discounts that may be designed to appeal to those individual customers and target customer groups, increasing sales and revenues. We believe that the benefits of on-site, real-time Digital Signage displays compared to regular print or video advertising are substantial and include, among other advantages, being able to immediately change digitally displayed images/advertisements depending on our client’s customers own situation, not simply being restricted by in-store print circulars produced days, weeks or even months in advance, which may become stale or obsolete prior to or shortly after publication and dissemination.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Our revenues for the three months ended March 31, 2021 were $154,912 compared to $158,608 for the three-month period ended March 31, 2020, representing a decrease of $3,696 or 2.3% during the same period in the prior year. The decrease was mainly due to not all of the renewals were completed during the first quarter of the new year.

Costs of sales for the three months ended March 31, 2021 were $53,015 compared to $49,545 for the three-month period ended March 31, 2020 which represents an increase of $3,470. Costs of sales increased due to the amount of bandwidth required to provide the subscription services.

Gross margins for the three months ended March 31, 2021 were $101,897 compared to $109,063, or 65.8% for the three-month period ended March 31, 2021 as compared to 68.8% for the three-month period ending March 31, 2020.

Selling, General and Administrative expenses for the three months ended March 31, 2021 were $99,984 compared to $103,499 for the three-month period ended March 31, 2020, representing a decrease of $3,515 from the same period in the prior year. The decrease in SG&A expenses is mainly due to a decrease in expenses and a reduction in the costs of stock. Net Income for the three months ended March 31, 2021 was $1,106 compared to a net income of $3,526 for the three-month period ended March 31, 2020. The Company’s reduction in net income was due to the decrease in revenue and the reduction of expenses.

Liquidity and Capital Resources

We had total current assets of $87,532 consisting of $14,938 of cash and $72,594 in accounts receivable. As of March 31, 2021, we had total current liabilities of $52,215, which represented $19,560 in accounts payable, $22,591 in accrued interest, accrued payables related party of $3,324 and $5,400 in notes payable.

We had a positive working capital of $35,317 and an accumulated deficit of $9,986,397 on March 31, 2021.

We used $11,369 of cash for our operating activities during the three-month period ended March 31, 2021, which was mainly due to a net income of $1,106, accounts payable related party of $(1,658), accounts receivables of $(7,290), non-cash expenses related to stock-based compensation of $887, Accrued interest of ($1,200) and depreciation expense of $807. We had no investing activities during the three-month period ended March 31, 2021. We used $1,800 in financing activities during the three months ended March 31, 2021 for the repayment of related party notes payable.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three month period ended March 31, 2021 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 7, 2021

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: May 7, 2021

