Form 10-Q
period 2021-06-30
Data Call Technologies
filed 2021-08-06
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

On August 3, 2021, the Registrant had 156,998,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$27,833	$28,107
Accounts receivable	67,348	65,304
Total current assets	95,181	93,411

Property and equipment	151,723	151,723
Less accumulated depreciation and amortization	147,301	145,687
Net property and equipment	4,422	6,036

Other assets	800	800
Total assets	$100,403	$100,247

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$26,564	$21,218
Accounts payable - related party	1,705	8,348
Accrued salaries - related party	349	337
Accrued interest – related party	21,391	23,791
Short-term note payable to related party	3,600	7,200
Total current liabilities	53,609	60,894

Total liabilities	53,609	60,894

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares: 156,998,515 shares issued and outstanding at June 30, 2021 and at December 31, 2020	156,998	156,998
Additional paid-in capital	9,870,822	9,869,048
Accumulated deficit	(9,981,836)	(9,987,503
Total stockholders’ equity	46,794	39,353)
Total liabilities and stockholders’ equity	$100,403	$100,247

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Condensed Statements of Operations

Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues
Sales	$151,837	$144,011	$306,749	$302,619
Cost of sales	58,393	48,889	111,408	98,434
Gross margin	93,444	95,122	195,341	204,185

Selling, general and administrative expenses	88,077	82,146	188,061	185,645
Depreciation and amortization expense	807	673	1,614	1,346
Total operating expenses	88,884	82,819	189,675	186,991

Other (income) expense
Interest income	(1)	-	(1)	(1)
Interest expense	-	952	-	2,318
Total expenses	88,887	83,771	189,676	189,308

Net income before income taxes	4,561	11,351	5,667	14,877

Provision for income taxes	-	-	-	-
Net income	$4,561	$11,351	$5,667	$14,877

Net income per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares:
Basic	156,998,515	156,498,515	156,998,515	156,498,515
Diluted	156,998,515	162,976,248	156,998,515	162,976,248

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Stockholders’ Equity

For The Six Months Ended June 30, 2021 (unaudited) and the year ended December 31, 2020

	Preferred Stock A		Preferred Stock B		Common Stock		Additional paid-in	Accumulated	Stockholders’
	shares	amount	shares	amount	shares	amount	capital	deficit	equity
Balance year ended December 31, 2019	800,000	$800	10,000	$10	156,498,515	$156,498	$9,864,000	$(9,965,049)	$56,259
Shares issued for services	-	-	-	-	500,000	500	5,048	-	5,548
Net Income (loss)	-	-	-	-	-	-	-	(22,454)	(22,454)
Balance year ended December 31, 2020	800,000	$800	10,000	$10	156,998,515	$156,998	$9,869,048	$(9,987,503)	$39,353
Shares issued for services	-	-	-	-	-	-	1,774	-	1,774
Net Income (loss)	-	-	-	-	-	-	-	5,667	5,667
Balance period ended June 30, 2021	800,000	$800	10,000	$10	156,998,515	$156,998	$9,870,822	$(9,981,836)	$46,794

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.

Condensed Statements of Cash Flows

Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income	$5,667	$14,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,614	1,346
Stock-based compensation	1,774	1,774
Changes in operating assets and liabilities:
Accounts receivable	(2,044)	(1,688)
Prepaid expenses	-	(4,160)
Accounts payable	5,346	154
Accounts payable - related party	(6,643)	4,883
Accrued interest – related party	(2,400)	250
Accrued expenses - related party	12	(1)
Deferred revenues	-	-
Net cash provided by operating activities	3,326	17,435

Cash flows from investing activities:
Purchase of property and equipment	-	(2,662)
Net cash used in investing activities	-	(2,662)

Cash flows from financing activities:
Principal payments on borrowing from related party	(3,600)	(4,920)
Net cash used in financing activities	(3,600)	(4,920)

Net increase (decrease) in cash	(274)	9,853
Cash at beginning of year	28,107	27,529
Cash at end of period	$27,833	$37,382

Supplemental Cash Flow Information:
Cash paid for interest	$2,400	$2,318
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Notes to Condensed Financial Statements

June 30, 2021 (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2021 are not indicative of the results that may be expected for the year ending December 31, 2021.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2021 or December 31, 2020.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of June 30, 2021 and December 31, 2020 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	(Level 1)	(Level 2)	(Level 3)
June 30, 2021	$0	$0	$0
December 31, 2020	$0	$0	$0

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

(2) Related Party Transactions

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and six months ended June 30, 2021, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. During the three and six months ended June 30, 2020, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

As of June 30, 2021, and December 31, 2020, notes payable to related party had a balance of $3,600 and $7,200. The note in September, 2020 was renegotiated for principal and interest, therefore due to the terms of the agreement the note is no longer considered past due or in default. The interest for the note payable will no longer be calculated annually and will no longer be accrued.

During the six months ended June 30, 2021 and 2020 and repaid a total $3,600 and $4,920, respectively, to related parties on various note payables. During the six months ended June 30, 2021 and 2020 the Company made interest payments of $2,400 and $2,318, respectively.

As of June 30, 2021 and December 31, 2020 the total due to management for past accrued salaries is $349 and $337, respectively.

As of June 30, 2021 and December 31, 2020, the total due to management represented by prepayment of expenses included in accounts payable is $1,705 and $8,348, respectively.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at June 30, 2021 and December 31, 2020. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of June 30, 2021 or December 31, 2020. Unaccrued and undeclared dividends were $2,400 and $2,400 as of June 30, 2021 and June 30, 2020, respectively.

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and six months ended June 30, 2021, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. During the three and six months ended June 30, 2020, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 156,998,515 shares were issued and outstanding as of June 30, 2021 and December 31, 2020.

(4) Property and Equipment

During the six-month period ended June 30, 2020, the company paid $2,662 for the additions to PP&E.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2021	December 31, 2020
Equipment	3-5	$119,386	$119,386
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	151,723
Less accumulated depreciation and amortization		(147,301)	(145,687)
Net property and equipment		$4,422	$6,036

(5) Shareholder Notes Payable

As of June 30, 2021 and December 31, 2020, the Company had short-term notes due to a related party of $3,600 and $7,200, respectively. The Company made repayments on shareholder notes payable during the quarter ended June 30, 2021 and 2020 of $3,600 and $4,920, respectively.

Payments of interest during the six-month period ended June 30, 2021 totaled $2,400 (2020: $2,318).

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Our revenues for the three months ended June 30, 2021 were $151,837, compared to $144,011 for the three-month period ended June 30, 2020, representing an increase of $7,826 or approximately 5%. The increase in revenues was mainly due to customers increasing their subscriptions after covid.

Costs of sales for the three months ended June 30, 2021 were $58,393 compared to $48,889 for the three-month period ended June 30, 2020, cost of sales for the quarter increased $9,504 These costs are related to the licensing and royalty expense increases due to the covid.

Gross margins for the three months ended June 30, 2021 were $93,444 compared to $95,122 as of June 30, 2020, or 61.5% for the three-month period ended June 30, 2021 as compared to 66.1% for the three-month period ending June 30, 2020.

Operating expenses for the three months ended June 30, 2021 were $88,884 compared to $82,819 for the three-month period ended June 30, 2020, representing an increase of $6,065 from the same period in the prior year. Net income for the three months ended June 30, 2021 was $4,561 compared to a net income of $11,351 for the three-month period ended June 30, 2020 or a net change of $(6,790). The Company’s net income was due to our continuing efforts to reduce costs during this pandemic crisis.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Our revenues for the six months ended June 30, 2021 were $306,749, compared to $302,619 for the six-month period ended June 30, 2020, representing an increase of $4,130 or approximately 1.4%. The increase in revenues was mainly due to customers increasing their subscriptions.

Costs of sales for the six months ended June 30, 2021 were $111,408, compared to $98,434 for the same period of the prior year. The increase was due the costs related to the licensing and royalty expense required to provide the subscription services.

Gross margins for the six months ended June 30, 2021 were $195,341 compared to $204,185 as of June 30, 2020, or 63.7% for the six-month period ended June 30, 2021 as compared to 67.5% for the six-month period ending June 30, 2020.

Operating expenses for the six months ended June 30,2021 were $189,675 compared to $186,991 for the six-month period ended June 30, 2020, representing an increase of $2,684 from the same period in the prior year. Net income for the six months ended June 30, 2021 was $5,667 compared to a net income of $14,877 for the six-month period ended June 30, 2020. The decrease was due to the increase in Cost of Goods.

Liquidity and Capital Resources

As of June 30, 2021, we had total current assets of $95,181, consisting of $27,833 in cash and $67,348 in accounts receivable. had total current liabilities of $53,609 consisting or $28,269 in accounts payable, $21,391 in accrued interest, $349 in accrued expenses, and $3,600 in notes payable.

At June 30, 2021, we had a positive working capital of $41,572 and an accumulated deficit since inception of $9,981,836. The Company had net cash provided by operating activities of $3,326 during the six-month period ended June 30, 2021, which was mainly due to a net income of $5,667, an increase in accounts receivable of $2,044, an increase in stock compensation expense and options expense of $1,774, depreciation expense of $1,614 and a decrease in accounts payable of $1,287 and accrued interest expense of $2,400.

We had investing activities of $0 during the six-month period ended June 30, 2021 related to the purchase of property and equipment. We used $3,600 in our financing activities during the six months ended June 30, 2021 for the repayment of a shareholder notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended June 30, 2021 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	August 6, 2021

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	August 6, 2021

