Form 10-Q
period 2021-09-30
Data Call Technologies
filed 2021-11-15
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Emerging growth company ☐

On November 15, 2021 the Registrant had 157,498,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$25,971	$28,107
Accounts receivable	74,220	65,304
Total current assets	100,191	93,411

Property and equipment	151,723	151,723
Less accumulated depreciation and amortization	148,108	145,687
Net property and equipment	3,615	6,036

Other assets	800	800
Total assets	$104,606	$100,247

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$36,383	$21,218
Accounts payable - related party	10,382	8,348
Accrued salaries - related party	349	337
Accrued interest – related party	20,203	23,791
Short-term note payable to related party	1,800	7,200
Total current liabilities	69,117	60,894

Total liabilities	69,117	60,894

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares: 157,498,515 shares issued and outstanding at September 30, 2021 and 156,998,515 at December 31, 2020	157,498	156,998
Additional paid-in capital	9,873,073	9,869,048
Accumulated deficit	(9,995,892)	(9,987,503
Total stockholders’ equity	35,489	39,353)
Total liabilities and stockholders’ equity	$104,606	$100,247

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Condensed Statements of Operations

Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues
Sales	$132,360	$133,887	$439,109	$436,506
Cost of sales	51,700	51,000	163,108	149,434
Gross margin	80,660	82,887	276,001	287,072

Selling, general and administrative expenses	93,909	91,482	281,970	277,127
Depreciation and amortization expense	807	673	2,421	2,019
Total operating expenses	94,716	92,155	284,391	279,146

Other (income) expense
Interest income	-	(1)	(1)	(2)
Interest expense	-	125	-	2,443
Total expenses	94,716	92,279	284,390	281,587

Net income (loss) before income taxes	(14,056)	(9,392)	(8,389)	5,485

Provision for income taxes	-	-	-	-
Net income (loss)	$(14,056)	$(9,392)	$(8,389)	$5,485

Net income per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares:
Basic	157,156,124	156,656,124	157,051,629	156,551,435
Diluted	157,156,124	156,656,124	157,051,629	161,679,640

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Stockholders’ Equity

For The Nine Months Ended September 30, 2021 (unaudited) and the year ended December 31, 2020

	Preferred Stock A		Preferred Stock B		Common Stock		Additional paid-in	Accumulated	Stockholders’
	shares	amount	shares	amount	shares	amount	capital	deficit	equity
Balance year ended December 31, 2019	800,000	$800	10,000	$10	156,498,515	$156,498	$9,864,000	$(9,965,049)	$56,259
Shares issued for services	-	-	-	-	500,000	500	5,048	-	5,548
Net Income (loss)	-	-	-	-	-	-	-	(22,454)	(22,454)
Balance year ended December 31, 2020	800,000	$800	10,000	$10	156,998,515	$156,998	$9,869,048	$(9,987,503)	$39,353
Shares issued for services	-	-	-	-	500,000	500	4,025	-	4,525
Net Income (loss)	-	-	-	-	-	-	-	(8,389)	(8,389)
Balance period ended September 30, 2021	800,000	$800	10,000	$10	157,498,515	$157,498	$9,873,073	$(9,995,892)	$35,489

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net (loss) income	$(8,389)	$5,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,433	2,019
Stock-based compensation	4,525	4,661
Changes in operating assets and liabilities:
Accounts receivable	(8,916)	5,703
Prepaid expenses	-	(4,010)
Accounts payable	15,165	568
Accounts payable - related party	2,034	4,172
Accrued interest – related party	(3,588)	375
Accrued expenses - related party		(1)
	-	-
Net cash provided by operating activities	3,264	18,972

Cash flows from investing activities:
Purchase of property and equipment	-	(2,662)
Net cash used in investing activities	-	(2,662)

Cash flows from financing activities:
Principal payments on borrowing from related party	(5,400)	(4,920)
Net cash used in financing activities	(5,400)	(4,920)

Net increase (decrease) in cash	(2,136)	11,390
Cash at beginning of year	28,107	27,529
Cash at end of period	$25,971	$38,919

Supplemental Cash Flow Information:
Cash paid for interest	$3,600	$2,068
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Notes to Condensed Financial Statements

September 30, 2021 (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2021 are not indicative of the results that may be expected for the year ending December 31, 2021.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2021 or December 31, 2020.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of September 30, 2021 and December 31, 2020 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	(Level 1)	(Level 2)	(Level 3)
September 30, 2021	$0	$0	$0
December 31, 2020	$0	$0	$0

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(2) Related Party Transactions

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and Nine Months ended September 30, 2021, the Company recorded $887 and $2,661, respectively, in stock-based compensation expense. During the three and Nine Months ended September 30, 2020, the Company recorded $887 and $2,661, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

As of September 30, 2021, and December 31, 2020, notes payable to related party had a balance of $1,800 and $7,200. The note in September, 2020 was renegotiated for principal and interest, therefore due to the terms of the agreement the note is no longer considered past due or in default. The interest for the note payable will no longer be calculated annually and will no longer be accrued.

During the Nine Months ended September 30, 2021 and 2020 and repaid a total $5,400 and $4,920, respectively, to related parties on various note payables. During the Nine Months ended September 30, 2021 and 2020 the Company made interest payments of $3,600 and $2,318, respectively.

As of September 30, 2021 and December 31, 2020 the total due to management for past accrued salaries is $349 and $337, respectively.

As of September 30, 2021 and December 31, 2020, the total due to management represented by prepayment of expenses included in accounts payable is $10,382 and $8,348, respectively.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at September 30, 2021 and December 31, 2020. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of September 30, 2021 or December 31, 2020. Unaccrued and undeclared dividends were $2,400 and $2,400 as of September 30, 2021 and September 30, 2020, respectively.

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and Nine Months ended September 30, 2021, the Company recorded $887 and $2,661, respectively, in stock-based compensation expense. During the three and Nine Months ended September 30, 2020, the Company recorded $887 and $2,661, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

During the quarter 500,000 shares were issued to a contractor. These shares vest over a period of one and year the value of the shares was $5,000 of which $458.00 which was totally expensed in this quarter.

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 157,498,515 shares were issued and outstanding as of September 30, 2021 and 156,998,515 at December 31, 2020.

(4) Property and Equipment

During the nine-month period ended September 30, 2020, the company paid $2,662 for the additions to PP&E.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2021	December 31, 2020
Equipment	3-5	$119,386	$119,386
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	151,723
Less accumulated depreciation and amortization		(148,108)	(145,687)
Net property and equipment		$3,615	$6,036

(5) Shareholder Notes Payable

As of September 30, 2021 and December 31, 2020, the Company had short-term notes due to a related party of $1,800 and $7,200, respectively. The Company made repayments on shareholder notes payable during the quarter ended September 30, 2021 and 2020 of $5,400 and $4,920, respectively.

Payments of interest during the nine-month period ended September 30, 2021 totaled $3,600 (2020: $2,318).

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Our revenues for the three months ended September 30, 2021 were $132,360, compared to $133,887 for the three-month period ended September 30, 2020, representing an decrease of $1,527 or approximately 1.1%. The decrease in revenues was mainly due to customers not renewing their subscriptions after covid.

Costs of sales for the three months ended September 30, 2021 were $51,700 compared to $51,000 for the three-month period ended September 30, 2020, cost of sales for the quarter increased $700 These costs are related to the licensing and royalty expense increases due to the covid.

Gross margins for the three months ended September 30, 2021 were $80,660 compared to $82,887 as of September 30, 2020, or 60.9% for the three-month period ended September 30, 2021 as compared to 61.9% for the three-month period ending September 30, 2020.

Operating expenses for the three months ended September 30, 2021 were $94,716 compared to $92,155 for the three-month period ended September 30, 2020, representing an increase of $2,561 from the same period in the prior year. Net (loss) for the three months ended September 30, 2021 was $(14,057) compared to a net (loss) of $(9,392) for the three-month period ended September 30, 2020 or a net change of $(4,664). The Company’s net (loss) was due to this pandemic crisis and our trade show filing for bankruptcy.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Our revenues for the nine Months ended September 30, 2021 were $439,109 compared to $436,506 for nine-month period ended September 30, 2020, representing an increase of $2,603. The increase in revenues was mainly due to customers increasing their subscriptions.

Costs of sales for the nine Months ended September 30, 2021 were $163,108, compared to $149,434 for the same period of the prior year. The increase was due the costs related to the licensing and royalty expense required to provide the subscription services.

Gross margins for the nine Months ended September 30, 2021 were $276,001 compared to $287,072 as of September 30, 2020, or 62.9% for the nine-month period ended September 30, 2021 as compared to 65.8% for the nine-month period ending September 30, 2020.

Operating expenses for the nine Months ended September 30,2021 were $284,391 compared to $279,146 for the nine-month period ended September 30, 2020, representing an increase of $5,245 from the same period in the prior year. Net income (loss)for the nine Months ended September 30, 2021 was $(8,389) compared to a net income of $5,485 for the nine-month period ended September 30, 2020. The decrease was due to the increase in Cost of Goods.

Liquidity and Capital Resources

At September 30, 2021, we had a positive working capital of $31,074 and an accumulated deficit since inception of $9,995,892. The Company had net cash provided by operating activities of $3,264 during the nine-month period ended September 30, 2021, which was mainly due to a net (loss) of $8,389, an increase in accounts receivable of $8,916 an increase in stock compensation expense and options expense of $4,525, depreciation expense of $2,433 and an increase in accounts payable of $2,034 and a decrease in accrued interest expense of $3,588.

We had investing activities of $0 during the nine-month period ended September 30, 2021 related to the purchase of property and equipment. We used $5,400 in our financing activities during the nine Months ended September 30, 2021 for the repayment of a shareholder notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended September 30, 2021 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	November 15, 2021

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	November 15, 2021

