Form 10-K
period 2021-12-31
Data Call Technologies
filed 2022-03-28
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

Indicate if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐ No ☒

Indicate if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2021, the aggregate market value of the 109,136,655 shares of common stock held by non-affiliates was approximately $218,273 based on the closing price on June 30, 2021. On March 28, 2022, the Registrant had 157,498,515 shares of common stock outstanding.

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

Dependence On A Few Major Customers

At December 31, 2021, we had customer/subscribers for our DL Manager, which customers are relatively small, paying cumulatively an average monthly fee to Data Call. We also have several larger new potential partner/clients that are using our DL Manager products, and we expect that some or all of them may be expected to become significant clients in the near future. During the year ended December 31, 2020, we were dependent upon two major customers, who accounted for approximately 77% our revenues. During the year ended December 31, 2021, we were dependent upon two major customers, who accounted for approximately 76% of our revenues.

Notwithstanding the forgoing, based upon recent communications with several potential clients who are volume users and/or wholesale distributors of digital signage content and content management systems, we believe that during 2021, several new clients will contribute significant revenue which should materially reduce our reliance on our two major customers to less than 76%. As a result, we believe that that we should become far less reliant on a few business clients for our source of revenue. However, there can be no assurance that our belief will prove to be justified or, if justified, that such trend will continue for any future period, if at all.

Employees

At December 31, 2021, we had 3 full-time employees, including our two executive officers. Depending upon our level of our growth, if any, we expect that we may or will be required to hire additional personnel in the areas of sales and marketing, software design, research and development and otherwise, during 2021 and continuing into 2022. However, we will be dependent upon revenue growth and profitability, of which there can be no assurance, to fund any increase in staff. None of our employees are covered by a selective bargaining agreement

Estimate Of The Amount Spent On Research And Development　Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development to create our Direct Lynk Messenger Systems, including software and hardware development and testing costs. The amount spent on this research and development from inception through December 31, 2021 is approximately $3,000,000.

ITEM 1A. RISK FACTORS. Table of Contents

Investing in our common stock, while providing investors with an equity ownership interest, involves a high degree of risk, including the potential loss of all or a significant portion of their investment. Shareholders will be subject to risks inherent in our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss, the size and extent of which cannot be predicted. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K for our year-ended December 31, 2021.

This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements because of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.

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

We rely on key management personnel.

We are highly dependent upon the services and efforts of key persons, as follows: Tim Vance, our founder and full-time CEO and Chief Operating Officer. Our ability to operate and implement our business plan is heavily dependent upon the continued services of Mr. Vance to grow as anticipated, our ability to attract, retain and motivate qualified, newly hired, full and part-time personnel. The loss of Mr. Vance, in particular, and our inability, in the future to hire and retain qualified sales and marketing, software engineers and additional management personnel, as needed, could have a material adverse effect on our business and operations. We do not have “key man” life insurance on Mr. Vance.

We are highly dependent upon our ability to successfully market DL Manager to subscribers.

We are dependent on the abilities of our sales and marketing activities to generate new clients for subscriptions to our DL Manager and to broaden our customer base. While the number of paying subscribers for our DL Manager decreased during December 31, 2021, compared to December 31, 2020, there can be no assurance that our sales and marketing efforts will be able to market acceptance for our DL Manager and increase our customer base to a level that will permit continued profitable operations. If our sales and marketing cannot continue to achieve market acceptance for our DL Manager and increase our customer base to a level that will permit profitable operations. If our sales and marketing efforts are unable to continue to generate new customers, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

Difficult and volatile conditions in the capital, credit and commodities markets and general economic uncertainty have prompted companies to cut capital spending worldwide and could continue to affect our business materially adversely.

Disruptions in the economy and constraints in the capital markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of technology projects with us due to continuing economic uncertainty. Our financial position, results of operations and cash flow could continue to be materially adversely affected by continuing difficult economic conditions and significant volatility in the capital. The continuing impact that these factors might have on us, and our business is uncertain and cannot be predicted at this time. Such economic conditions have accentuated each of the risks we face and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in several ways. For example:

● Market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future. Economic conditions could continue to result in our customers experiencing financial difficulties or electing to limit spending because of the declining economy, which may result in decreased revenue for us.

● Difficult economic conditions have adversely affected certain industries, including the automotive and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment terms. Economic conditions could materially impact us through insolvency of our suppliers or current customers.

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

We offer most of our services through, the secure transmission of confidential information over public networks are a critical element of our operations. A party who can circumvent security measures (hacker) could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users’ information and transactions, our customer relationships could be irreparably harmed. Although we currently have in place security measures that we feel are adequate to protect our business and those of our customers, these measures may not prevent future security breaches. Nature’s events placed on our systems could cause our systems to fail or cause our systems to operate at speeds unacceptable to our users, in which event we could lose customers and experience a material impact on our financial condition.

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

Our website and systems are hosted by a third party, and we are vulnerable to disruptions or other events that are beyond our control.

Our website and systems are hosted by a third party. We are dependent on our systems’ ability to distribute information over the Internet to customers. If our systems fail, it will harm our reputation, resulting in a loss of current and potential future customers and could cause us to breach existing agreements. Our success depends, in part, on the performance, reliability and availability of our services, which in turn are dependent on our third-party provider. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We would face significant damage because of these events. As a result, we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems, which would have a negative impact on our business and financial conditions.

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

Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

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

Compliance with Penny Stock Rules.

Our securities will initially be considered a “penny stock” as defined in the Exchange Act and the rules there under, since the price of our shares of common stock is less than $5. Unless our common stock is otherwise excluded from the definition of “penny stock,” the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

Shares eligible for future sale.

As of December 31, 2021, the Registrant had 157,498,515 shares of common stock issued and outstanding of which 46,861,850 shares are “restricted” as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company’s issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a six-month holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine.

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2021, we have 157,498,515 shares of common stock issued and outstanding and 800,000 shares of preferred A stock issued and outstanding and 10,000 shares of preferred B stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval; to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

During the quarter ended September 30, 2014, the Company amended its Articles of Incorporation to authorize 1,000,000 shares of Series B Preferred Stock, par value $0.001 (the “Series B Stock”), 10,000 shares of which were issued to our CEO, Tim Vance. The Series B Stock, which may be issued in one or more series by the terms of which may be and may include preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions, has the right to vote, in the aggregate, on all shareholder matters, equal to 51% of the total shareholder vote on all shareholder matters. The Series B Stock is entitled to this super-majority, 51% voting right no matter how many shares of common stock or other voting stock of Data Call stock is issued and outstanding in the future. The voting rights of the Series B Stock make a change in control without the approval of Timothy Vance, our CEO, impossible.

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

	Fiscal 2021		Fiscal 2020		Fiscal 2019
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.0112	$0.0104	$0.0023	$0.0024	$0.004	$0.0028
Second Quarter ended June 30	$0.0120	$0.0104	$0.0039	$0.0039	$0.0045	$0.0033
Third Quarter ended September 30	$0.0110	$0.0100	$0.0040	$0.0042	$0.0037	$0.0023
Fourth Quarter ended December 31	$0.0070	$0.0050	$0.0047	$0.0051	$0.0022	$0.0021

As of December 31, 2021, our shares of common stock were held by approximately 191 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA. Table of Contents

N.A.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION. Table of Contents

Results of Operations during the year ended December 31, 2021, as compared to the year ended December 31, 2020

We had $580,226 of sales revenue for the year ended December 31, 2021, compared to sales revenue of $571,874 for the year ended December 31, 2020, anincrease in sales revenue of $8,352 or approximately a 1.50% increase from the prior year. We generate revenues through subscription fees received in connection with our DL Manager and Info Services. Many of our customers discontinued our service because of the pandemic. Many of our customers provide services to the public.

We had total costs of sales for the year ended December 31, 2021 of $216,279 compared to total costs of sales of $197,703 for the year ended December 31, 2020, or an increase of $18,576 or about 9.40% of which resulted in a gross margin of $363,947 for the year ended December 31, 2021 or 62.7%, compared to a gross margin of $374,171 or 65.4% for the year ended December 31, 2020, a decrease in gross margin of $10,224 from the prior year. Our decrease in gross margin was due a combination of our increased costs associated with our increased revenue and the loss of economies of scale regarding cost of goods sold.

Cost of sales as a percentage of sales was 37.3 % for the year ended December 31, 2021, compared to 34.6 % for the year ended December 31, 2020. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease as we expect to take advantage of applicable economies of scale. Our operating expenses decreased to $367,166 for the year ended December 31, 2021, compared to operating expenses of $394,186 for the year ended December 31, 2020, a decrease in expenses of $27,020 from the prior period. The decrease in expenses for the year of 2021 was due to the Company’s ongoing efforts to expand its operations in the most cost effective and efficient means while reducing costs and the cost of stock issued. We had net income of $15,786. The net income was the due to the Company’s efforts to reduce its long-term debt which was accomplished in 2021. The effect of this effort allowed the Company to reclassify its accrued interest to the net income statement.

Liquidity and Capital Resources

We had current assets of $81,093 as of December 31, 2021, which consisted of $13,817 in cash and accounts receivable of $67,276.

We had total assets of $86,864 as of December 31, 2021, compared to $100,247 as of December 31, 2020 or a decrease of $13,383,which consisted of current assets of $81,093, total property and equipment (net of accumulated depreciation) of $4,971, which included high end flat screen televisions, computers and software equipment responsible for running our DL Manager Info Call Services and our Image Library which are stored in our Friendswood office and other off site locations; and other assets of $800, which included our deposit on our Friendswood office space.

We had total liabilities of $26,367 as of December 31, 2021, compared to $60,894 as of December 31, 2020, a decrease of $34,527 primarily consisting of accounts payable of $24,113, accounts payable related party of $1,905, and accrued salaries of $349. We had positive working capital of $58,497 and an accumulated deficit of $9,971,717 as of December 31, 2021.

Operating activities provided $(7,090) of cash for the year ended December 31, 2021, which was mainly due to netincome of $15,786, common stock and options expense of $5,358, decrease in depreciation expense of $1,065, gain from the settlement of accrued interest of $19,003, an increase in accounts receivables of $1,972, an increase in accounts payable of $2,895, decrease in accounts payable related party of $6,443 and a decrease in accrued expenses related party of $4,788. We had investing activities for the year ended December 31, 2021, of $0.

We had financing activities of $7,200 primarily for the pay down of borrowings from related party during 2021 as compared to 2020 we had financing activity of $7,720 for the pay down of borrowings from related party.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item　303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2021 and 2020, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2021 and 2020, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Table of Contents

We have not entered, and do not expect to enter, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Data Call Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Data Call Technologies, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

The risk of Going Concern was determined to be a critical audit matter due to the Company’s negative cash flows from operations. As such, the Company evaluated the need for a going concern.

To evaluate the appropriateness of the lack of going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and managements lack of disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2013.

Houston, TX

March 28, 2022

Data Call Technologies, Inc.

Balance Sheets

December 31, 2021 and 2020

	2021	2020
Assets
Current assets:
Cash	$13,817	$28,107
Accounts receivable	67,276	65,304
Total current assets	81,093	93,411

Property and equipment	151,723	151,723
Less accumulated depreciation and amortization	146,752	145,687
Net property and equipment	4,971	6,036

Other assets	800	800
Total assets	$86,864	$100,247

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$24,113	$21,218
Accounts payable - related party	1,905	8,348
Accrued salaries - related party	349	337
Accrued interest	-	23,791
Convertible short-term note payable to related party	-	7,200

Total current liabilities	26,367	60,894

Total liabilities	26,367	60,894

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at December 31, 2021 and 2020	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at December 31, 2021 and 2020	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares: 157,498,515 and 156,998,515 shares issued and outstanding at December 31, 2021 and 2020, respectively.	157,498	156,998
Additional paid-in capital	9,873,906	9,869,048
Accumulated deficit	(9,971,717)	(9,987,503)
Total stockholders’ equity	60,497	39,353
Total liabilities and stockholders’ equity	$86,864	$100,247

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statements of Operations

Years ended December 31, 2021 and 2020

	2021	2020

Revenues:
Sales	$580,226	$571,874
Cost of sales	216,279	197,703
Gross margin	363,947	374,171

Selling, general and administrative expenses	366,101	391,360
Depreciation and amortization expense	1,065	2,826
Total operating expenses	367,166	394,186

Other (income) expenses:
Interest income	(2)	(3)
Interest expense	-	2,442
Gain from the settlement of accrued interest	19,003	-
Total expenses	348,161	396,625
Net Income (loss) before income taxes	15,786	(22,454)

Provision for income taxes	-	-
Net Income (loss)	$15,786	$(22,454)

Net Income(loss) per common share – basic and diluted:
Net Income(loss) applicable to common shareholders	$0.00	$0.00

Weighted average common shares:
Basic	157,164,268	156,663,816
Diluted	157,164,268	156,663,816

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statement of Stockholders’ Equity

Years ended December 31, 2021 and 2020

	Preferred Stock A		Preferred Stock B		Common Stock		Additional paid-in	Accumulated	Stockholders’ ‘ equity
	Shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2019	800,000	$800	10,000	$10	$156,498,515	$156,498	$9,864,000	$(9,965,049)	$56,259
Shares issued for services	-	-	-	-	500,000	500	5,048	-	5,548
Net Income	-	-	-	-	-	-	-	(22,454)	(22,454
Balance year ended December 31, 2020	800,000	$800	10,000	$10	$156,998,515	$156,998	$9,869,048	$(9,987,503)	$39,353
Shares issued for services	-	-	-	-	500,000	500	4,858	-	5,358
Net Income	-	-	-	-	-	-	-	15,786	15,786
Balance year ended December 31, 2021	800,000	$800	10,000	$10	$157,498,515	$157,498	$9,873,906	$(9,971,717)	$60,497

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statements of Cash Flows

Years ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net income (loss)	$15,786	$(22,454)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Shares issued for services	5,358	5,548
Depreciation and amortization of property and equipment	1,065	2,826
(Increase) decrease in operating assets:
Accounts receivable	(1,972)	8,978
Prepaid expenses	-	13,400
Increase (decrease) in operating liabilities:
Accounts payable	2,895	850
Accounts payable - related party	(6,443)	4,875
Accrued expenses - related party	12	(13)
Accrued interest-related party	(4,788)	175
Gain from settlement of accrued interest	(19,003)	-
Net cash provided by operating activities	(7,090)	14,185

Cash flows from investing activities
Capital expenditure for equipment	-	(5,887)
Net cash (used in) investing activities	-	(5,887)

Cash flows from financing activities:
Principal payment on debt - related party	(7,200)	(7,720)
Net cash (used in) financing activities	(7,200)	(7,720)

Net increase (decrease) in cash	(14,290)	578
Cash at beginning of year	28,107	27,529
Cash at end of year	$13,817	$28,107

Supplemental Cash Flow Information:
Cash paid for interest	$4,800	$2,068
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Notes to Financial Statements

December 31, 2021

Note 1. Summary of Significant Accounting Policies.

Organization, Ownership and Business

Data Call Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 2002. The Company’s mission is to integrate cutting-edge information delivery solutions that are currently deployed by the media and put them within the control of retail and commercial enterprises. The Company’s software and services put its clients in control of real-time advertising, news, and other content, including emergency alerts, within one building or 10,000, local or thousands of miles away.

The Company’s financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and result of operations for the periods presented have been reflected herein.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2021, or 2020

Revenue Recognition

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of December 31, 2021 and 2020 as we believe all of our receivables are fully collectable.

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

Earnings (Loss) Per Share

The basic net income per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the years ended December 31, 2020, and 2019, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. In years with a net loss, potentially dilutive securities are not included because their effect is anti-dilutive.

	Years Ended December 31,
	2021	2020
Net Income (loss)	$15,786	$(22,454)

Net (loss) per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	157,164,268	156,663,816
Diluted	157,164,268	156,663,816

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	December 31, 2021	December 31, 2020
Convertible Notes Payable	0	7,200

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

On January 1, 2009, the Company adopted an accounting standard for applying fair value measurements to certain assets, liabilities and transactions that are periodically measured at fair value. The adoption did not have a material effect on the Company’s financial position, results of operations or cash flows. In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are routinely recognized or disclosed at fair value. This standard clarifies how a company should measure the fair value of liabilities, and those restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on October 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements. The fair value accounting standard creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2021, and 2020:

	(Level 1)	(Level 1)	(Level 3)
2021	$0	$0	$0
2020	$0	$0	$0

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

Note 2. Related Party Transactions.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5-year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The expense recognized in the year ended December 31, 2021, was $3,548 (2020: $3,548). The April 30, 2018, employment agreements call for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a Convertible Note Payable at a 10% interest rate. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to December 31, 2016. The remaining balance of the note as of December 31, 2021, and December 31, 2020, was $0 and $0 respectively. The no interest for the note payable has been calculated annually and has been paid for the years ended December 31, 2021, and December 31, 2020.

As of December 31, 2021, and December 31, 2020, convertible notes payable to related party had a balance of $0 and $7,200. Theinterest for the note payable has been calculated annually for the year ended December 31, 2021, and 2020.

During the years ended December 31, 2021, and December 31, 2020, the company repaid a total of $7,200 and $7,720, respectively, to related parties on various note payables.

As of December 31, 2021, and December 31, 2020, the total due to management for past accrued salaries is $349 and $337, respectively.

As of December 31, 2021, and December 31, 2020, the total due to management included in accounts payable is $1,905 and $8,348 respectively.

As of December 31, 2021, per the amended agreement the Company paid off the Long Term Note of $10,000 and upon completion of this transaction was able to have a resulting gain of $19,003 due to the over accrual of interest.

Note 3. Prepaid Expenses.

As of December 31, 2021, the Company had prepaid expenses of $0. As of December 31, 2020, the Company had prepaid expenses of $0.

Note 4. Property and Equipment.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2021	2020
Equipment	3-5	$119,386	$119,386
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	151,723
Less accumulated depreciation and amortization		(146,752)	(145,687)
Net property and equipment		$4,971	$6,036

Note 5. Income Taxes.

	December 31
	2021	2020
Tax expense/(benefit) computed at statutory rate for continuing operations	$3,550	$3,550
Tax effect (benefit) of operating loss carryforwards	(3,550)	(3,550)
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards more than $3,073,869 as of December 31, 2021, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	December 31
	2021		2020
Deferred tax assets:	$		$
Net operating loss		645,512		649,953
Valuation allowance		(645,512)		(649,953)
Net deferred asset		$-		$-

At December 31, 2021, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 6. Capital Stock, Options and Warrants.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5-year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The expense recognized in the year ended December 31, 2021, was $3,548 (2020: $3,548). The April 30, 2018, employment agreements call for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

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

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends as of December 31, 2020, or 2019. Unaccrued and undeclared dividends were $4,800 as of December 31, 2020, and 2019, respectively.

During the year ended December 31, 2020, the Company granted 500,000 shares of common stock to two consultants for services provided. The stock was valued using the grant date closing price for the Company’s stock for a total compensation expense of $2,000 of which $1,404 was expensed during the year ended December 31, 2020 (2019: $Nil).

During the year ended December 31, 2021, the Company granted 500,000 shares of common stock to a consultant for services provided. The stock was value using the grant date closing price for the Company’s stock for a total compensation expense of $5,358 of which $458 was expensed during the year ended December 31, 2021 (2020: $Nil).

Note 7. Commitments and Contingencies.

The Company conducted its operations from a facility located in Friendswood Texas during FY 2021 and 2020 and pays rent on a month-to-month basis.

Rent expense in 2021 and 2020 under the terms of the Houston Texas lease was $10,800 and $10,800, respectively. The Company recently agreed to a rental increase of $1,400 per month.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of December 31, 2021, there were no pending or threatened litigation against the Company.

Note 8. Concentrations.

Concentration of Major Customers

As of December 31, 2021, the Company’s trade accounts receivables from one customer represented approximately 80% of its accounts receivable. As of December 31, 2020, the Company’s trade accounts receivables from two customers represented approximately 93% of its accounts receivable.

For the year ended December 31, 2020, the Company received approximately 76% of its revenue from two customers. The specific concentrations were Customer A, 58%, and Customer B, 18%. For the year ended December 31, 2020 the Company received approximately 77% of its revenue from two customers.

Concentration of Supplier Risk

The Company had 3 vendors that accounted for approximately 96% of purchases during the year ended December 31, 2021, related to operations. Specific concentrations were Vendor A 54%, Vendor B 21%, and Vendor C21%. For the year ended December 31, 2020 the Company had 6 vendors that accounted for approximately 81% of purchases.

Note 9. Convertible Shareholder Notes Payable.

During 2009, the Company received cash in the sum of $50,000 from a shareholder for a note payable at a 10% interest rate. The interest for the note payable has been calculated annually and has been paid for 2020 and 2019. During 2013, the note payable agreement was amended to include a conversion feature to the Company’s common stock at $0.0001 per share. Under ASC 470-50, the amendment adds a substantive conversion option which causes the amended note to be evaluated as a new debt issuance. As the conversion term is considered in the money a beneficial conversion feature was present with a debt discount calculated at $50,000. The debt discount was amortized to interest expense during 2013 due to the note being due at the time of the amendment. During 2013, the creditor sold a portion of his note for $8,900. At the request of the new creditors the Company issued 89,000,000 shares of common stock at $0.0001 in terms with the amended agreement. No gain or loss was recorded on the conversion of debt to equity during the period ending December 31, 2013, as it was converted within the terms of the agreement. On July 30, 2015, the Company entered into an amendment agreement for the previously convertible note. The amendment removed the prior conversion feature of the note and amended the due date to June 30, 2016. The remaining balance due under this note was $0 as of December 31, 2020, and $4,920 as of December 31, 2019. As of December 31, 2020, this note was settled by the payments of principal and interest and because it has been paid completely there no longer is a convertible feature.

During the quarter ended September 30, 2011, the Company issued a short-term convertible note to a shareholder in the amount of $10,000. The convertible note is due in one year and bears interest of 12%. The interest for the convertible note has been calculated annually and has been accrued for 2020 and 2019. As of December 31, 2017, the convertible note contains a conversion feature at a 50% discount of the 10-day average closing price prior to notice. The note holder agreed that the conversion would not force the Company to issue more shares than allowed under the current capitalization which eliminates the existence of a derivative. The beneficial conversion feature included in the discounted share price of the conversion was found to be immaterial for the years ended December 31, 2021, and 2020. As the note is past its due date of June 2, 2012, the note was extended in 2020 and is no longer considered in default. As of December 31, 2020, this note was renegotiated and no longer is considered in default and if the terms of the note are satisfied there is no convertible feature. On December 31, 2021, this note had a balance of $0.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES. Table of Contents

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2021. Based on this assessment, Management identified the following material weaknesses that have caused management to conclude that, as of December 31, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Management has identified corrective actions for the weakness and has begun implementation during the first quarter of 2022.

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

ITEM 9B. OTHER INFORMATION. Table of Contents

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE. Table of Contents

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Timothy Vance	55	Chief Executive Officer, Chief Operating Officer and Director
Gary D. Woerz	75	Chief Financial Officer and Director
John Schafer	47	Director

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

Employment Agreements

Effective February, 2018, the Company entered into a five-year employment agreement with Tim Vance, to as Chief Executive Officer and Chief Operating Officer at a base compensation of $98,000 per year. The agreement also provided for the issuance of 500,000 restricted shares of the Company’s common stock which vest at the rate of 500,000 shares per year. Also effective on February 2018, the Company entered into a five-year employment agreement with Gary D. Woerz to serve as Chief Financial Officer at a base compensation of $57,200 per year. The agreement also provided for the issuance of 400,000 restricted shares of the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION. Table of Contents

The following table sets forth information concerning the total compensation during the fiscal years ending December 31, 2021, 2020 and 2019.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
Name and Principal		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Position	Year	($)	($)	($)	($)	($)	($)

Timothy Vance, CEO, COO, Director (1)	2021	98,000	—	0	—	—	98,000
	2020	98,000	—	5,000	—	—	103,000
	2019	98,000	—	1,500	—	—	99,500

Garry D. Woerz, CFO, Director (2)	2021	57,000	—	0	—	—	57,200
	2020	57,200	—	2,500	—	—	59,700
	2019	57,200	—	0	—	—	57,200

(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant.

(2) In January 2013, Gary D. Woerz was appointed CFO of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTRS. Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2022. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned (1)
Timothy E. Vance, CEO, COO and Director	20,190,000	12.80%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

Gary D. Woerz, CFO and Director	17,700,000	11.23%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

John Schafer, Director	1,000,000	0.63%
700 South Friendswood Drive, Suite E
Friendswood, TX 77546

Director and Officer (3 people)	38,890.010	24.80%

(1) Applicable percentage ownership is based on 156,998,515 shares of common stock outstanding as of March 28, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE. Table of Contents

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. Table of Contents

Independent Public Accountants

Our auditor, M&K CPAS, PLLC. has served as the Company’s independent registered public accountants for the fiscal years 2021 and 2020.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audits of the Registrant’s annual financial statements for the years ended December 31, 2021 and 2020, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Audit fees (1)	$25,000	$25,000
Audit-related fees (2)	—	—
Tax fees (3)	1,100	1,100
All other fees	—	—

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. Table of Contents

(a) The exhibits listed below are filed as part of this annual report.

3.1	Articles of Incorporation, attached to the Company’s Form S-1 as filed with the SEC on February 21, 2006.
3.2	Certificate of Amendment to Articles of Incorporation, attached to the Company’s Form S-1 as filed with the SEC on February 21, 2006.
3.3.1	Amended and Restated Articles of Incorporation, attached to the Company’s Form S-1/A as filed with the SEC on June 29, 2006.
3.4	Amended Bylaws, attached to the Company’s Form S-1 as filed with the SEC on February 21, 2006.
4.1	Certificate of Designation of Series B Preferred Stock dated August 30, 2013, attached to the Company’s Form 10-K as filed with the SEC on March 30, 2015.
10.16	Employment Agreement between the Company and Timothy E. Vance, as amended, attached to the Company’s Form 10-K as filed with the SEC on March 30, 2015.
10.17	Employment Agreement between the Company and Gary Woerz, as amended, attached to the Company’s Form 10-K as filed with the SEC on March 30, 2015.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	March 28, 2022

By:	/s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	March 28, 2022

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chairman
Date:	March 28, 2022

By:	/s/ Gary D. Woerz
Gary D. Woerz
Director
Date:	March 28, 2022

