Form 10-Q
period 2022-03-31
Data Call Technologies
filed 2022-05-16
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Emerging growth company ☐

On May 13, 2022, the Registrant had 157,498,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$26,694	$13,817
Accounts receivable	73,391	67,276
Total current assets	100,085	81,093

Property and equipment	151,723	151,723
Less accumulated depreciation and amortization	146,997	146,752
Net property and equipment	4,726	4,971

Other assets	800	800
Total assets	$105,611	$86,864

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$39,031	$24,113
Advances from related party	417	349
Accrued Expenses	16,305	1,905
Total current liabilities	55,753	26,367

Total liabilities	55,753	26,367

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	10	10

Common stock, $0.001 par value. Authorized 490,000,000 shares: 157,498,515 shares issued and outstanding at March 31, 2022 and December 31, 2021	157,498	157,498
Additional paid-in capital	9,876,043	9,873,906
Accumulated deficit	(9,984,493)	(9,971,717)
Total stockholders’ equity	49,858	60,497
Total liabilities and stockholders’ equity	$105,611	$86,864

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statements of Operations

Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2022	March 31, 2021

Revenues
Sales	$141,867	$154,912
Cost of sales	55,660	53,015
Gross margin	86,207	101,897

Selling, general and administrative expenses	98,738	99,984
Depreciation and amortization expense	245	807
Total operating expenses	98,983	100,791

Other (income) expense
Interest income	-	-
Interest expense	-	-
Total other (income) expenses	98,983	100,791

Net income (loss) before income taxes	(12,776)	1,106

Provision for income taxes	-	-
Net income (loss)	$(12,776)	$1,106

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$(0.00)	$(0.00)

Weighted average common shares:
Basic	157,498,515	156,998,515
Diluted	-	156,998,515

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Stockholders’ Equity

For The Three Months Ended March 31, 2022 and the year ended December 31, 2021 (Unaudited)

Table of Contents

							Additional		Stockholder ‘
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2020	800,000	$800	10,000	$10	156,998,515	$156,998	$9,869,048	$(9,987,503)	$39,353
Shares issued for Services		-	-	-	500,000	500	4,858	-	5,358
Balance year ended December 31, 2021	800,000	$800	10,000	$10	157,498,515	$157,498	$9,873,906	$(9,971,717)	$60,497
Shares issued for services	-	-	-	-	-	-	2,137	-	2,137
Net Income (loss)	-	-	-	-	-	-	-	(12,776)	(12,776)
Balance period ended March 31, 2022	800,000	$800	10,000	$10	157,498,515	$157,498	$9,876,043	$(9,984,493)	$49,858

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021 (Unaudited)

		Three Months	Three Months
	Ended		Ended
	March 31, 2022		March 31, 2021
Cash flows from operating activities:
Net income		$(12,776)	$1,106
Adjustments to reconcile net income to net cash (used in) provided be operating activities:
Depreciation		245	807
Stock based compensation		2,137	887
Changes in operating assets and liabilities:
Accounts receivable		(6,115)	(7,290)
Accounts payable		14,918	(1,658)
Accounts payable - related party		-	(4,063)
Accrued salaries related party		68	42
Accrued interest - related party		-	(1,200)
Net cash (used in) provided by operating activities		(1,523)	(11,369)

Cash flows from investing activities
Purchase of property and equipment		-	-
Net cash used in investing activities		-	-

Cash flows from financing activities:
Advances from related party		14,400	-
Principal payment on borrowing from related party		-	(1,800)
Net cash used in financing activities		14,400	(1,800)

Net increase (decrease) in cash		12,877	(13,169)
Cash at beginning of year		13,817	28,107
Cash at end of period		$26,694	$14,938

Supplemental Cash Flow Information:
Cash paid for interest	$		$1,200
Cash paid for taxes	$		$

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Notes to Condensed Financial Statements

March 31, 2022

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2022 are not indicative of the results that may be expected for the year ending December 31, 2021.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the Company’s audited financial statements and related footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of March 31, 2022 and December 31, 2021 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets & Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	(Level 1)	(Level 2)	(Level 3)
March 31, 2022	$0	$0	$0
December 31, 2021	$0	$0	$0

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations,

(2) Related Party Transactions

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5-year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The Company recorded $887 (March 31, 2021: $887) in stock-based compensation expense, in relation to those shares for the quarter ended March 31, 2022. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

As of March 31, 2022, and December 31, 2021, the total due to management included in accounts payable and advances from related party is $16,305 and $1,905.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 shares are outstanding at March 31, 2022 and December 31, 2021. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of March 31, 2022, and 2021 un accrued and undeclared dividends were $1,200.

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5-year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The Company recorded $2,137 (March 31, 2022: $887) in stock-based compensation expense, in relation to those shares for the quarter ended March 31, 2019. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO. During 2021 the company issued 500,000 shares to a contractor for services.

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 157,498,515 shares were issued and outstanding as of March 31, 2022, and December 31, 2021.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2022	December 31, 2021
Equipment	3-5	$119,386	$119,386
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	151,723
Less accumulated depreciation and amortization		(146,997)	(146,752)
Net property and equipment		$4,726	$4,971

(5) Subsequent Events and Contingencies

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

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

Our revenues for the three months ended March 31, 2022, were $141,867 compared to $154,912 for the three-month period ended March 31, 2021, representing a decrease of $13,045 or 8.43% during the same period in the prior year. The decrease was mainly due to not all of the renewals were completed during the first quarter of the new year.

Costs of sales for the three months ended March 31, 2022, were $55,660 compared to $53,015 for the three-month period ended March 31, 2021, which represents an increase of $2,645. Costs of sales increased due to the amount of bandwidth required to provide the subscription services.

Gross margins for the three months ended March 31, 2022, were $86,207 or 60.8% compared to $101,897, or 65.8% for the three-month period ending March 31, 2021.

Selling, General and Administrative expenses for the three months ended March 31, 2022, were $98,738 compared to $99,984 for the three-month period ended March 31, 2021, representing a decrease of $1,246 from the same period in the prior year. The decrease in SG&A expenses is mainly due to a decrease in expenses and a reduction in the costs of stock. Net loss for the three months ended March 31, 2022, was $12,776 compared to a net income of $1,106 for the three-month period ended March 31, 2021. The Company’s reduction in net income was due to the decrease in revenue and the reduction of expenses.

Liquidity and Capital Resources

We had total current assets of $100,085 consisting of $26,694 of cash and $73,391 in accounts receivable. As of March 31, 2022, we had total current liabilities of $55,753, which represented $39,305 in accounts payable, and accrued payables related party of $16,305.

We had a positive working capital of $39,031 and an accumulated deficit of $9,984,493 on March 31, 2022.

We used $1,523 of cash for our operating activities during the three-month period ended March 31, 2022, which was mainly due to a net loss of $12,776, accounts payable $14,918, financing activity of $14,400, accounts receivables of $(6,115), non-cash expenses related to stock-based compensation of $2,137 and depreciation expense of $245. We had no investing activities during the three-month period ended March 31, 2022.

Due to our strong financial position, we do not see a need to raise additional funds. We will continue to generate sufficient revenues and generate new revenues to support our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended March 31, 2022 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 16, 2022

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: May 16, 2022

