Form 10-Q
period 2022-06-30
Data Call Technologies
filed 2022-08-05
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Emerging growth company ☐

On August 4, 2022, the Registrant had 157,498,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$14,260	$13,817
Accounts receivable	71,078	67,276
Total current assets	85,338	81,093

Property and equipment	151,723	151,723
Less accumulated depreciation and amortization	147,242	146,752
Net property and equipment	4,481	4,971

Other assets	800	800
Total assets	$90,619	$86,864

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$22,933	$24,113
Advances from related party	2,693	1,905
Accrued expenses	361	349
Total current liabilities	25,987	26,367

Total liabilities	25,987	26,367

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	10	10

Common stock, $0.001 par value. Authorized 490,000,000 shares: 157,498,515 shares issued and outstanding at June 30, 2022 and at December 31, 2021	157,498	157,498
Additional paid-in capital	9,878,180	9,873,906
Accumulated deficit	(9,971,856)	(9,971,717)
Total stockholders’ equity	64,632	60,497
Total liabilities and stockholders’ equity	$90,619	$86,864

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Condensed Statements of Operations

Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues
Sales	$150,394	$151,837	$292,261	$306,749
Cost of sales	46,316	58,393	101,976	111,408
Gross margin	104,078	93,444	190,285	195,341

Selling, general and administrative expenses	91,196	88,077	189,934	188,061
Depreciation and amortization expense	245	807	490	1,614
Total operating expenses	91,441	88,884	190,424	189,675

Other (income) expense
Interest income	-	(1)	-	(1)
Interest expense	-	-	-	-
Total expenses	91,441	88,883	190,424	189,676

Net income (loss) before income taxes	12,637	4,561	(139)	5,667

Provision for income taxes	-	-	-	-
Net income (loss)	$12,637	$4,561	$(139)	$5,667

Net income per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares:
Basic	157,498,515	157,998,515	157,498,515	156,998,515
Diluted	431,002,789	162,976,248	157,498,515	156,998,515

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Stockholders’ Equity

For The Six Months Ended June 30, 2022 (unaudited) and the year ended December 31, 2021

	Preferred Stock A		Preferred Stock B		Common Stock		Additional paid-in	Accumulated	Stockholders’
	shares	amount	shares	amount	shares	amount	capital	deficit	equity
Balance year ended December 31, 2020	800,000	$800	10,000	$10	156,998,515	$156,998	$9,869,048	$(9,987,503)	$39,353
Shares issued for services	-	-	-	-	500,000	500	4,858	-	5,358
Net Income (loss)	-	-	-	-	-	-	-	15,786	15,786
Balance year ended December 31, 2021	800,000	$800	10,000	$10	157,498,515	$157,498	$9,873,906	$(9,971,717)	$60,497
Shares issued for services	-	-	-	-	-	-	4,274	-	4,274
Net Income (loss)	-	-	-	-	-	-	-	(139)	(139)
Balance period ended June 30, 2022	800,000	$800	10,000	$10	157,498,515	$157,498	$9,878,180	$(9,971,856)	$64,632

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.

Condensed Statements of Cash Flows

Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income (loss)	$(139)	$5,667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	490	1,614
Stock-based compensation	4,274	1,774
Changes in operating assets and liabilities:
Accounts receivable	(3,802)	(2,044)
Accounts payable	(1,180)	5,346
Accounts payable - related party	-	(6,643)
Accrued interest – related party	-	(2,400)
Accrued expenses - related party	12	12
Net cash provided by (used in) operating activities	(345)	3,326

Cash flows from investing activities:
Advances from related party	788	-
Net cash used in investing activities	788	-

Cash flows from financing activities:
Principal payments on borrowing from related party	-	(3,600)
Net cash used in financing activities	-	(3,600)

Net increase (decrease) in cash	443	(274)
Cash at beginning of year	13,817	28,107
Cash at end of period	$14,260	$27,833

Supplemental Cash Flow Information:
Cash paid for interest	$-	$2,400
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Notes to Condensed Financial Statements

June 30, 2022 (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2022 are not indicative of the results that may be expected for the year ending December 31, 2022.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2022 or December 31, 2021.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of June 30, 2022 and December 31, 2021 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	(Level 1)	(Level 2)	(Level 3)
June 30, 2022	$0	$0	$0
December 31, 2021	$0	$0	$0

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(2) Related Party Transactions

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and six months ended June 30, 2022, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. During the three and six months ended June 30, 2021, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

As of June 30, 2022, and December 31. 2021, the total due to management included in accounts payable and advances from related party is $2,693 and $1,905.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at June 30, 2022 and December 31, 2021. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of June 30, 2022 or December 31, 2021. Unaccrued and undeclared dividends were $2,400 and $2,400 as of June 30, 2022 and June 30, 2021, respectively.

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and six months ended June 30, 2022, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. During the three and six months ended June 30, 2021, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO. During 2021 the company issued 500,000 shares to a contractor for services.

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 157,498,515 shares were issued and outstanding as of June 30, 2022 and December 31, 2021.

(4) Property and Equipment

During the six-month period ended June 30, 2021, the company paid $2,662 for the additions to PP&E.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2022	December 31, 2021
Equipment	3-5	$119,386	$119,386
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	151,723
Less accumulated depreciation and amortization		(147,242)	(146,752)
Net property and equipment		$4,481	$4,971

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Our revenues for the three months ended June 30, 2022 were $150,394, compared to $151,837 for the three-month period ended June 30, 2021, representing an decrease of $1,443 or approximately .95%.

Costs of sales for the three months ended June 30, 2022 were $46,316 compared to $58,393 for the three-month period ended June 30, 2021, cost of sales for the quarter decreased $12,077. This was due to the Company’s ongoing efforts to reduce costs.

Gross margins for the three months ended June 30, 2022 were $104,078 compared to $93,444 as of June 30, 2021, or 69.2% for the three-month period ended June 30, 2022 as compared to 61.5% for the three-month period ending June 30, 2021.

Operating expenses for the three months ended June 30, 2022 were $91,196 compared to $88,077 for the three-month period ended June 30, 2021, representing an increase of $3,119 from the same period in the prior year. Net income (loss) for the three months ended June 30, 2022 was $12,637 compared to a net income of $4,561 for the three-month period ended June 30, 2021 or a net change of $8,076. The Company’s net income was due to our continuing efforts to reduce costs..

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Our revenues for the six months ended June 30, 2022 were $292,261, compared to $306,749 for the six-month period ended June 30, 2021, representing an increase of $14,468 or approximately 4.7%. The decrease in revenues was mainly due to customers not renewing their subscriptions.

Costs of sales for the six months ended June 30, 2022 were $101,976, compared to $111,408 for the same period of the prior year. The decrease was due the costs related to the licensing and royalty expense required to provide the subscription services.

Gross margins for the six months ended June 30, 2022 were $190,285compared to $195,341 as of June 30, 2021, or 65.1% for the six-month period ended June 30, 2022 as compared to 63.7% for the six-month period ending June 30, 2021.

Operating expenses for the six months ended June 30, 2022 were $189,934 compared to $188,061 for the six-month period ended June 30, 2021, representing an increase of $1,872 from the same period in the prior year. Net income (loss) for the six months ended June 30, 2022 was $(139) compared to a net income of $5,667 for the six-month period ended June 30, 2021. The decrease was due to the decrease in revenues.

Liquidity and Capital Resources

As of June 30, 2022, we had total current assets of $85,338, consisting of $14,260 in cash and $71,078 in accounts receivable. had total current liabilities of $25,987 consisting or $22,933 in accounts payable, $361 in accrued expenses, and $2,693 in related party advances.

At June 30, 2022, we had a positive working capital of $59,351 and an accumulated deficit since inception of $9,971,856. The Company had net cash provided by (used in) operating activities of ($345) during the six-month period ended June 30, 2022, which was mainly due to a net income (loss) of $(139) an increase in accounts receivable of $3,802, an increase in stock compensation expense and options expense of $4,274, depreciation expense of $490 and a decrease in accounts payable of $1,180 and accrued interest expense of $12.

We had investing activities of $0 during the six-month period ended June 30, 2022 related to the purchase of property and equipment. We used $788 in our financing activities during the six months ended June 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended June 30, 2022 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	August 5, 2022

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	August 5, 2022

