Form 10-Q
period 2022-09-30
Data Call Technologies
filed 2022-11-04
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Emerging growth company ☐

On November 3, 2022, the Registrant had 157,498,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$8,244	$13,817
Accounts receivable	72,346	67,276
Total current assets	80,590	81,093

Property and equipment	151,723	151,723
Less accumulated depreciation and amortization	147,488	146,752
Net property and equipment	4,235	4,971

Other assets	800	800
Total assets	$85,625	$86,864

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,271	$24,113
Advances from related party	2,287	1,905
Accrued expenses	361	349
Total current liabilities	17,919	26,367

Total liabilities	17,919	26,367

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares: 157,498,515 shares issued and outstanding at September 30, 2022 and at December 31, 2021	157,498	157,498
Additional paid-in capital	9,881,110	9,873,906
Accumulated deficit	(9,971,712)	(9,971,717)
Total stockholders’ equity	67,206	60,497
Total liabilities and stockholders’ equity	$85,625	$86,864

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Condensed Statements of Operations

Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues
Sales	$132,144	$132,360	$424,405	$439,109
Cost of sales	46,997	51,700	148,973	163,108
Gross margin	85,147	80,660	275,432	276,001

Selling, general and administrative expenses	84,759	93,909	274,692	281,970
Depreciation and amortization expense	245	807	736	2,421
Total operating expenses	85,004	94,716	275,428	284,391

Other (income) expense
Interest income	(1)	(1)	(1)	(1)
Interest expense	-	-	-	-
Total expenses	85,003	94,716	275,427	284,390

Net income (loss) before income taxes	144	(14,056)	5	(8,389)

Provision for income taxes	-	-	-	-
Net income (loss)	$144	$(14,056)	$5	$(8,389)

Net income per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares:
Basic	157,498,515	157,156,124	157,498,515	157,051,629
Diluted	542,470,992	157,156,124	524,470,992	157,051,629

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Stockholders’ Equity

For The Nine Months Ended September 30, 2022 (unaudited) and the year ended December 31, 2021

	Preferred Stock A		Preferred Stock B		Common Stock		Additional paid-in	Accumulated	Stockholders’
	shares	amount	shares	amount	shares	amount	capital	deficit	equity
Balance year ended December 31, 2020	800,000	$800	10,000	$10	156,998,515	$156,998	$9,869,048	$(9,987,503)	$39,353
Shares issued for services	-	-	-	-	500,000	500	4,858	-	5,358
Net Income (loss)	-	-	-	-	-	-	-	15,786	15,786
Balance year ended December 31, 2021	800,000	$800	10,000	$10	157,498,515	$157,498	$9,873,906	$(9,971,717)	$60,497
Shares issued for services	-	-	-	-	-	-	7,204	-	7,204
Net Income (loss)	-	-	-	-	-	-	-	5	5
Balance period ended September 30, 2022	800,000	$800	10,000	$10	157,498,515	$157,498	$9,881,110	$(9,971,712)	$67,206

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income (loss)	$5	$(8,389)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	736	2,433
Stock-based compensation	7,204	4,525
Changes in operating assets and liabilities:
Accounts receivable	(5,070)	(8,916)
Accounts payable	(8,842)	15,165
Accounts payable - related party	-	2,034
Accrued interest – related party	-	(3,588)
Accrued expenses - related party	12	-
Net cash provided by (used in) operating activities	(5,955)	3,264

Cash flows from investing activities:
Advances from related party	382	-
Net cash used in investing activities	382	-

Cash flows from financing activities:
Principal payments on borrowing from related party	-	(5,400)
Net cash used in financing activities	-	(5,400)

Net increase (decrease) in cash	(5,573)	(2,136)
Cash at beginning of year	13,817	28,107
Cash at end of period	$8,244	$25,971

Supplemental Cash Flow Information:
Cash paid for interest	$-	$3,600
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Notes to Condensed Financial Statements

September 30, 2022 (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2022 are not indicative of the results that may be expected for the year ending December 31, 2022.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2022 or December 31, 2021.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of September 30, 2022 and December 31, 2021 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	(Level 1)	(Level 2)	(Level 3)
September 30, 2022	$0	$0	$0
December 31, 2021	$0	$0	$0

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(2) Related Party Transactions

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and Nine Months ended September 30, 2022, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. During the three and Nine Months ended September 30, 2021, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

As of September 30, 2022, and December 31. 2021, the total due to management included in accounts payable and advances from related party is $2,287 and $1,905.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at September 30, 2022 and December 31, 2021. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of September 30, 2022, or December 31, 2021. Unaccrued and undeclared dividends were $2,400 and $2,400 as of September 30, 2022 and September 30, 2021, respectively.

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and Nine Months ended September 30, 2022, the Company recorded $887 and $2,661, respectively, in stock-based compensation expense. During the three and Nine Months ended September 30, 2021, the Company recorded $887 and $2,661 respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO. During 2021 the company issued 500,000 shares to a contractor for services.

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 157,498,515 shares were issued and outstanding as of September 30, 2022, and December 31, 2021.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2022	December 31, 2021
Equipment	3-5	$119,386	$119,386
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	151,723
Less accumulated depreciation and amortization		(147,488)	(146,752)
Net property and equipment		$4,235	$4,971

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

Some of the current types of data and information, for which a client may subscribe to through the Direct Lynk System, in multiple formats include:

●	Headline News top world and national news headlines;
●	Business News top business headlines;
●	Financial Highlights world-based financial indicators;
●	Entertainment News top entertainment headlines;
●	Health/Science News top science/health headlines;
●	Strange News - latest off-beat news headlines;
●	Sports Headlines top sports headlines
- AP News Minute Video

- AP This Day In History Videos
- AP Entertainment Minute Videos
●	Latest Sports Lines - latest sports odds for NFL, NBA, NHL, NCAA Football and NCAA Basketball;
●	National Football League latest game schedule and in-game updates;
●	National Basketball Association - latest game schedule and in-game updates;
●	Major League Baseball - latest game schedule and in-game updates;
●	National Hockey League - latest game schedule and in-game updates;
●	NCAA Football - latest game schedule and in-game updates;
●	NCAA Men’s Basketball - latest game schedule and in-game updates;
●	Professional Golf Association top 10 leaders continuously updated throughout the four-day tournament:
●	NASCAR top 10 race positions updated every 20 laps throughout the race:
●	Traffic Mapping;
●	Animated Doppler Radar and Forecast Maps;
●	Listings of the day’s horoscopes;
●	Listings of the birthdays of famous persons born on each day;
●	Health and Wellness
●	Listings of historical events which occurred on each day in history; and
●	Localized Traffic and Weather Forecasts.

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

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

Our revenues for the three months ended September 30, 2022, were $132,144, compared to $132,360 for the three-month period ended September 30, 2021, representing an decrease of $216 or approximately .16%.

Costs of sales for the three months ended September 30, 2022, were $46,997 compared to $51,700 for the three-month period ended September 30, 2021, cost of sales for the quarter decreased $4,703. This was due to the Company’s ongoing efforts to reduce costs.

Gross margins for the three months ended September 30, 2022, were $85,147 compared to $80,660 as of September 30, 2021, or 64.4% for the three-month period ended September 30, 2022 as compared to 60.9% for the three-month period ending September 30, 2021.

Operating expenses for the three months ended September 30, 2022, were $84,759 compared to $93,909 for the three-month period ended September 30, 2021, representing an decrease of $9,150 from the same period in the prior year. Net income (loss) for the three months ended September 30, 2022 was $144 compared to a net income (loss) of $(14,056) for the three-month period ended September 30, 2021 or a net change of $14,200. The Company’s net income was due to our continuing efforts to reduce costs.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Our revenues for the Nine Months ended September 30, 2022, were $424,405, compared to $439,109 for the nine-month period ended September 30, 2021, representing an decrease of $14,704 or approximately 3.3%. The decrease in revenues was mainly due to customers not renewing their subscriptions.

Costs of sales for the Nine Months ended September 30, 2022, were $148,973, compared to $163,108 for the same period of the prior year. The decrease of $14,135 was due the costs related to the licensing and cost reduction efforts.

Gross margins for the Nine Months ended September 30, 2022, were $275,432compared to $276,001 as of September 30, 2021, or 64.9% for the nine-month period ended September 30, 2022 as compared to 62.9% for the nine-month period ending September 30, 2021.

Operating expenses for the Nine Months ended September 30, 2022, were $275,428 compared to $284,391 for the nine-month period ended September 30, 2021, representing an decrease of $8,963 from the same period in the prior year. Net income (loss) for the Nine Months ended September 30, 2022 was $5 compared to a net income (loss) of ($8,389) for the nine-month period ended September 30, 2021. The increase was due to the decrease in expenses.

Liquidity and Capital Resources

As of September 30, 2022, we had total current assets of $80,590, consisting of $8,244 in cash and $72,346 in accounts receivable. had total current liabilities of $17,919 consisting or $15,271 in accounts payable, $361 in accrued expenses, and $2,287 in related party advances.

At September 30, 2022, we had a positive working capital of $62,671 and an accumulated deficit since inception of $9,971,712. The Company had net cash provided by (used in) operating activities of ($5,955) during the nine-month period ended September 30, 2022, which was mainly due to a net income (loss) of $5 an increase in accounts receivable of $5,070, an increase in stock compensation expense and options expense of $7,204, depreciation expense of $736 and a decrease in accounts payable of $8,842 and accrued expense of $12.

We had investing activities of $0 during the nine-month period ended September 30, 2022 related to the purchase of property and equipment. We used $788 in our financing activities during the Nine Months ended September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended September 30, 2022 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	November 4, 2022

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	November 4, 2022

