Form 10-K
period 2022-12-31
Data Call Technologies
filed 2023-03-28
CIK 1321828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2022, the aggregate market value of the 109,136,655 shares of common stock held by non-affiliates was approximately $218,273 based on the closing price on June 30, 2022. On March 27, 2023, the Registrant had 157,498,515 shares of common stock outstanding.

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

At December 31, 2022, we had customer/subscribers for our DL Manager, which customers are relatively small, paying cumulatively an average monthly fee to Data Call. We also have several larger new potential partner/clients that are using our DL Manager products, and we expect that some or all of them may be expected to become significant clients in the near future. During the year ended December 31, 2021, we were dependent upon two major customers, who accounted for approximately 77% our revenues. During the year ended December 31, 2022, we were dependent upon two major customers, who accounted for approximately 76% of our revenues.

Notwithstanding the forgoing, based upon recent communications with several potential clients who are volume users and/or wholesale distributors of digital signage content and content management systems, we believe that during 2022, several new clients will contribute significant revenue which should materially reduce our reliance on our two major customers to less than 76%. As a result, we believe that that we should become far less reliant on a few business clients for our source of revenue. However, there can be no assurance that our belief will prove to be justified or, if justified, that such trend will continue for any future period, if at all.

Employees

At December 31, 2022, we had 2 full-time employees, including our two executive officers. Depending upon our level of our growth, if any, we expect that we may or will be required to hire additional personnel in the areas of sales and marketing, software design, research and development and otherwise, during 2022 and continuing into 2022. However, we will be dependent upon revenue growth and profitability, of which there can be no assurance, to fund any increase in staff. None of our employees are covered by a selective bargaining agreement

Estimate Of The Amount Spent On Research And Development　Activities

Since our inception in April 2002, the majority of our expenditures have been on research and development to create our Direct Lynk Messenger Systems, including software and hardware development and testing costs. The amount spent on this research and development from inception through December 31, 2022 is approximately $3,000,000.

ITEM 1A. RISK FACTORS. Table of Contents

Investing in our common stock, while providing investors with an equity ownership interest, involves a high degree of risk, including the potential loss of all or a significant portion of their investment. Shareholders will be subject to risks inherent in our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss, the size and extent of which cannot be predicted. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K for our year-ended December 31, 2022.

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

We are dependent on the abilities of our sales and marketing activities to generate new clients for subscriptions to our DL Manager and to broaden our customer base. While the number of paying subscribers for our DL Manager decreased during December 31, 2022, compared to December 31, 2021, there can be no assurance that our sales and marketing efforts will be able to market acceptance for our DL Manager and increase our customer base to a level that will permit continued profitable operations. If our sales and marketing cannot continue to achieve market acceptance for our DL Manager and increase our customer base to a level that will permit profitable operations. If our sales and marketing efforts are unable to continue to generate new customers, we may not be able to generate sufficient revenues to continue with planned research and development on new products and improve our current products.

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

Shares eligible for future sale.

As of December 31, 2022, the Registrant had 157,998,515 shares of common stock issued and outstanding of which 46,861,850 shares are “restricted” as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company’s issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a six-month holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

The Nevada Revised Statutes and our articles of incorporation authorize to issue additional shares of common stock and shares of preferred stock, which preferred stock having such rights, preferences and privileges as our board of directors shall determine.

Pursuant to our Articles of Incorporation, as amended and restated, we have authorized capital stock of 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of the December 31, 2022, we have 157,998,515 shares of common stock issued and outstanding and 800,000 shares of preferred A stock issued and outstanding and 10,000 shares of preferred B stock issued and outstanding. Our Board of Directors has the ability, without shareholder approval; to issue a significant number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then common shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors at their sole discretion and without shareholder approval, in such classes and series, having such rights, including voting rights and super-majority voting rights, and such preferences and relative, participating, optional or other special rights, powers and privileges as determined by our Board of Directors from time-to-time. If shares of preferred stock are issued by our Board of Directors having super-majority voting rights or having conversion rights to convert their preferred stock into a number of shares of common stock at a ratio of greater that one-for-one, holders of our common stock would be subject to dilution that may be significant.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS. Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTY. Table of Contents

Berkenmeir Properties, LLC., The property changed ownership on February 1, 2014 and the Company and the new owner, Berkenmeier Properties, LLC mutually agreed to extend the lease for additional years at the same monthly rent of $1,400. The Company still occupies the 700 square feet located at 700 S. Friendswood Drive, Suite E, Friendswood, TX 77546. We believe that these facilities are sufficient for our present level of operations including the growth we anticipate during the next twelve months. In the event that we need additional space, we believe that it will be available in the same property at comparable rates.

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

	Fiscal 2022		Fiscal 2021		Fiscal 2020
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.0049	$0.0049	$0.0112	$0.0104	$0.0112	$0.0104
Second Quarter ended June 30	$0.0066	$0.0063	$0.0120	$0.0104	$0.0120	$0.0104
Third Quarter ended September 30	$0.0048	$0.0048	$0.0110	$0.0100	$0.0110	$0.0100
Fourth Quarter ended December 31	$0.0042	$0.0042	$0.0070	$0.0050	$0.0070	$0.0050

As of December 31, 2022, our shares of common stock were held by approximately 191 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA. Table of Contents

N.A.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION. Table of Contents

Results of Operations during the year ended December 31, 2022, as compared to the year ended December 31, 2021

We had $553,846 of sales revenue for the year ended December 31, 2022, compared to sales revenue of $580,226 for the year ended December 31, 2021, a decrease in sales revenue of $26,380 or approximately a 4.55% decrease from the prior year. We generate revenues through subscription fees received in connection with our DL Manager and Info Services. Many of our customers discontinued our service because of the pandemic. Many of our customers provide services to the public.

We had total costs of sales for the year ended December 31, 2022 of $188,651 compared to total costs of sales of $216,279 for the year ended December 31, 2021, or a decrease of $27,628 or about 12.8% of which resulted in a gross margin of $365,195 for the year ended December 31, 2022 or 65.9%, compared to a gross margin of $363,947 or 62.7% for the year ended December 31, 2021, an increase in gross margin of $1,248 from the prior year. Our decrease in gross margin was due a combination of our efforts to decreased costs.

Cost of sales as a percentage of sales was 34.1 % for the year ended December 31, 2022, compared to 37.3 % for the year ended December 31, 2021. As we gain more customers and enter into more service agreements, we anticipate our cost of sales will decrease as we expect to take advantage of applicable economies of scale. Our operating expenses decreased to $360,416 for the year ended December 31, 2022, compared to operating expenses of $367,166 for the year ended December 31, 2021, a decrease in expenses of $6,750 from the prior period. The decrease in expenses for the year of 2022 was due to the Company’s ongoing efforts to expand its operations in the most cost effective and efficient means while reducing costs and the cost of stock issued. We had net income of $4,782. The net income was the due to the Company’s efforts to reduce its long-term debt which was accomplished in 2022. The effect of this effort allowed the Company to reclassify its accrued interest to the net income statement.

Liquidity and Capital Resources

We had current assets of $87,330 as of December 31, 2022, which consisted of $20,727 in cash, accounts receivable of $65,203 and prepaid expenses of $1,400. In comparison to December 31, 2021 we had current assets of $81,093 which consisted of $13,817 in cash and $67, 276 in accounts receivables.

We had total assets of $92,120 as of December 31, 2022, compared to $86,864 as of December 31, 2021 or an increase of $3,856, which consisted of current assets of $87,330, total property and equipment (net of accumulated depreciation) of $3,990, which included high end flat screen televisions, computers and software equipment responsible for running our DL Manager Info Call Services and our Image Library which are stored in our Friendswood office and other off site locations; and other assets of $800, which included our deposit on our Friendswood office space.

We had total liabilities of $18,845 as of December 31, 2022, compared to $26,367 as of December 31, 2021, a decrease of $7,522 primarily consisting of accounts payable of $16,710, accounts payable related party of $1,774, and accrued salaries of $361. We had positive working capital of $68,485 and an accumulated deficit of $9,966,935 as of December 31, 2022.

Operating activities provided $7,041 of cash for the year ended December 31, 2022, which was mainly due to net income of $4,782, common stock and options expense of $7,996, decrease in depreciation expense of $981, an increase in accounts receivables of $2,073, a decrease in accounts payable of $7,403 and a decrease in prepaid expenses of $1,400. We had investing activities for the year ended December 31, 2022, of $0.

We had financing activities of $131 primarily for the pay down of borrowings from related party during 2022 as compared to 2021.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item　303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2022 and 2021, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2022 and 2021, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Table of Contents

We have not entered, and do not expect to enter, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Data Call Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Data Call Technologies, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The risk of Going Concern was determined to be a critical audit matter due to the Company’s past negative cash flows from operations. As such, the Company evaluated the need for a going concern.

To evaluate the appropriateness of the lack of going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and managements lack of disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2013.

Houston, TX

March 28, 2023

Data Call Technologies, Inc.

Balance Sheets

December 31, 2022 and 2021

	2022	2021
Assets
Current assets:
Cash	$20,727	$13,817
Accounts receivable	65,203	67,276
Prepaid Rent	1,400	-
Total current assets	87,330	81,093

Property and equipment	151,723	151,723
Less accumulated depreciation and amortization	147,733	146,752
Net property and equipment	3,990	4,971

Other assets	800	800
Total assets	$92,120	$86,864

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$16,710	$24,113
Accounts payable - related party	1,774	1,905
Accrued salaries - related party	361	349

Total current liabilities	18,845	26,367

Total liabilities	18,845	26,367

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at December 31, 2022 and 2021	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at December 31, 2022 and 2021	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares: 157,498,515 and 157,498,515 shares issued and outstanding at December 31, 2022 and 2021, respectively.	157,498	157,498
Additional paid-in capital	9,881,902	9,873,906
Accumulated deficit	(9,966,935)	(9,971,717)
Total stockholders’ equity	73,275	60,497
Total liabilities and stockholders’ equity	$92,120	$86,864

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statements of Operations

Years ended December 31, 2022 and 2021

	2022	2021

Revenues:
Sales	$553,846	$580,226
Cost of sales	188,651	216,279
Gross margin	365,195	363,947

Selling, general and administrative expenses	359,435	366,101
Depreciation and amortization expense	981	1,065
Total operating expenses	360,416	367,166

Other (income) expenses:
Interest income	(3)	(2)
Gain from the settlement of accrued interest	-	(19,003)
Total expenses	360,413	348,161
Net Income (loss) before income taxes	4,782	15,786

Provision for income taxes	-	-
Net Income (loss)	$4,782	$15,786

Net Income(loss) per common share – basic and diluted:
Net Income(loss) applicable to common shareholders	$0.00	$0.00

Weighted average common shares:
Basic	157,498,515	157,164,268
Diluted	453,247,129	398,856,111

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statement of Stockholders’ Equity

Years ended December 31, 2022 and 2021

	Preferred Stock A		Preferred Stock B		Common Stock		Additional paid-in	Accumulated	Stockholders’ equity
	Shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2020	800,000	$800	10,000	$10	$156,998,515	$156,998	$9,869,048	$(9,987,503)	$39,353
Shares issued for services	-	-	-	-	500,000	500	4,858	-	5,358
Net Income	-	-	-	-	-	-	-	15,786	15,786
Balance year ended December 31, 2021	800,000	$800	10,000	$10	$157,498,515	$157,498	$9,873,906	$(9,971,717)	$60,497
Shares issued for services	-	-	-	-	-		7,996	-	7,996
Net Income	-	-	-	-	-	-	-	4,782	4,782
Balance year ended December 31, 2022	800,000	$800	10,000	$10	$157,458,515	$157,498	$9,881,902	$(9,966,935)	$73,275

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Statements of Cash Flows

Years ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income (loss)	$4,782	$15,786
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Shares issued for services	7,996	5,358
Depreciation and amortization of property and equipment	981	1,065
(Increase) decrease in operating assets:
Accounts receivable	2,073	(1,972)
Prepaid expenses	(1,400)	-
Increase (decrease) in operating liabilities:
Accounts payable	(7,403)	2,895
Accounts payable - related party	-	(6,443)
Accrued expenses - related party	12	12
Accrued interest-related party	-	(4,788)
Gain from settlement of accrued interest	-	(19,003)
Net cash provided by operating activities	7,041	(7,090)

Cash flows from investing activities
Capital expenditure for equipment	-	-)
Net cash (used in) investing activities	-	-)

Cash flows from financing activities:
Principal payment on debt - related party	(131)	(7,200)
Net cash (used in) financing activities	(131)	(7,200)

Net increase (decrease) in cash	6,910	(14,290)

Cash at beginning of year	13,817	28,107
Cash at end of year	$20,727	$13,817

Supplemental Cash Flow Information:
Cash paid for interest	$-	$4,800
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.
Notes to Financial Statements
December 31, 2022

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2022, or 2021

Revenue Recognition

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of December 31, 2022 and 2021 as we believe all of our receivables are fully collectable.

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

Earnings (Loss) Per Share

The basic net income per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the years ended December 31, 2022, and 2021, potential securities include “Convertible preferred A shares”. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. In years with a net loss, potentially dilutive securities are not included because their effect is anti-dilutive.

	Years Ended December 31,
	2022	2021
Net Income (loss)	$4,782	$15,786

Net (loss) per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	157,498,515	157,164,268
Diluted	453,247,129	398,856,111

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

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 are outstanding as of December 31, 2022 and 2021. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends as of December 31, 2022, or 2021. Unaccrued and undeclared dividends were $4,800 as of December 31, 2022, and 2021, respectively.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2022, and 2021:

	(Level 1)	(Level 1)	(Level 3)
2022	$0	$0	$0
2021	$0	$0	$0

Recent Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 2. Related Party Transactions.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5-year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The expense recognized in the year ended December 31, 2022, was $7,996 (2021: $3,548). The April 30, 2018, employment agreements call for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

As of December 31, 2022, and December 31, 2021, the total due to management for past accrued salaries is $361 and $349, respectively.

As of December 31, 2022, and December 31, 2021, the total due to management included in accounts payable is $1,774 and $1,905 respectively.

Note 3. Prepaid Expenses.

As of December 31, 2022, the Company had prepaid expenses of $1,400. As of December 31, 2021, the Company had prepaid expenses of $0.

Note 4. Property and Equipment.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2022	2021
Equipment	3-5	$119,386	$119,386
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	151,723
Less accumulated depreciation and amortization		(147,733)	(146,752)
Net property and equipment		$3,990	$4,971

Note 5. Income Taxes.

	December 31
	2022	2021
Tax expense/(benefit) computed at statutory rate for continuing operations	$2,683	$3,550
Tax effect (benefit) of operating loss carryforwards	(2,683)	(3,550)
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards more than $3,069,087 as of December 31, 2022, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	December 31
	2022		2021
Deferred tax assets:	$		$
Net operating loss		642,829		649,953
Valuation allowance		(642,829)		(649,953)
Net deferred asset		$-		$-

At December 31, 2022, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 6. Capital Stock, Options and Warrants.

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5-year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The expense recognized in the year ended December 31, 2022, was $7,996 (2021: $3,548). The April 30, 2018, employment agreements call for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 are outstanding as of December 31, 2022 and 2021. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends as of December 31, 2022, or 2021. Unaccrued and undeclared dividends were $4,800 as of December 31, 2022, and 2021, respectively.

During the year ended December 31, 2021, the Company granted 500,000 shares of common stock to a consultant for services provided. The stock was value using the grant date closing price for the Company’s stock for a total compensation expense of $5,358 of which $4,900 was expensed during the year ended December 31, 2022 (2021: $458).

Note 7. Commitments and Contingencies.

The Company conducted its operations from a facility located in Friendswood Texas during FY 2022 and 2021 and pays rent on a month-to-month basis.

Rent expense in 2022 and 2021 under the terms of the Houston Texas lease was $16,400 and $10,800, respectively. The Company recently agreed to a rental increase of $1,400 per month.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of December 31, 2022, there were no pending or threatened litigation against the Company.

Note 8. Concentrations.

Concentration of Major Customers

As of December 31, 2022, the Company’s trade accounts receivables from one customer represented approximately 83% of its accounts receivable. As of December 31, 2021, the Company’s trade accounts receivables from one customers represented approximately 80% of its accounts receivable.

For the year ended December 31, 2021, the Company received approximately 73% of its revenue from two customers. The specific concentrations were Customer A, 59%, and Customer B, 14%. For the year ended December 31, 2021 the Company received approximately 76% of its revenue from two customers.

Concentration of Supplier Risk

The Company had 4 vendors that accounted for approximately 58% of purchases during the year ended December 31, 2022, related to operations. Specific concentrations were Vendor A 18%, Vendor B 16%, and Vendor C12% and vender D 11%.. For the year ended December 31, 2021 the Company had 3 vendors that accounted for approximately 96% of purchases.

Note 9. Subsequent Events.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES. Table of Contents

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2022. Based on this assessment, Management identified the following material weaknesses that have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

ITEM 9B. OTHER INFORMATION. Table of Contents

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE. Table of Contents

The following table sets forth the name, age and position of each of our Directors and executive officers. Our officers and Directors are as follows:

Name	Age	Position
Timothy Vance	56	Chief Executive Officer, Chief Operating Officer and Director
Gary D. Woerz	76	Chief Financial Officer and Director
John Schafer	48	Director

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

ITEM 11. EXECUTIVE COMPENSATION. Table of Contents

The following table sets forth information concerning the total compensation during the fiscal years ending December 31, 2022, 2021 and 2019.

Summary Compensation Table

					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	Total
Name and Principal		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Position	Year	($)	($)	($)	($)	($)	($)

Timothy Vance, CEO, COO, Director (1)	2022	98,000	—	2,000	—	—	100,000
	2021	98,000	—	5,000	—	—	103,000
	2019	98,000	—	1,500	—	—	99,500

Garry D. Woerz, CFO, Director (2)	2022	57,000	—	1,000	—	—	58,200
	2021	57,200	—	2,500	—	—	59,700
	2019	57,200	—	0	—	—	57,200

(1) In June 2008, Timothy E. Vance was appointed CEO of the Registrant.

(2) In January 2013, Gary D. Woerz was appointed CFO of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTRS. Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2023. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

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

(1) Applicable percentage ownership is based on 156,998,515 shares of common stock outstanding as of March 27, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 27, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE. Table of Contents

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. Table of Contents

Independent Public Accountants

Our auditor, M&K CPAS, PLLC. has served as the Company’s independent registered public accountants for the fiscal years 2022 and 2021.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audits of the Registrant’s annual financial statements for the years ended December 31, 2022 and 2021, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Audit fees (1)	$25,000	$25,000
Audit-related fees (2)	—	—
Tax fees (3)	1,100	1,100
All other fees	—	—

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. Table of Contents

(a) The exhibits listed below are filed as part of this annual report.

3.1	Articles of Incorporation, attached to the Company’s Form S-1 as filed with the SEC on February 21, 2006.
3.2	Certificate of Amendment to Articles of Incorporation, attached to the Company’s Form S-1 as filed with the SEC on February 21, 2006.
3.3.1	Amended and Restated Articles of Incorporation, attached to the Company’s Form S-1/A as filed with the SEC on June 29, 2006.
3.4	Amended Bylaws, attached to the Company’s Form S-1 as filed with the SEC on February 21, 2006.
4.1	Certificate of Designation of Series B Preferred Stock dated August 30, 2013, attached to the Company’s Form 10-K as filed with the SEC on March 30, 2015.
10.16	Employment Agreement between the Company and Timothy E. Vance, as amended, attached to the Company’s Form 10-K as filed with the SEC on March 30, 2015.
10.17	Employment Agreement between the Company and Gary Woerz, as amended, attached to the Company’s Form 10-K as filed with the SEC on March 30, 2015.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date:	March 28, 2023

By:	/s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	March 28, 2023

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chairman
Date:	March 28, 2023

By:	/s/ Gary D. Woerz
Gary D. Woerz
Director
Date:	March 28, 2023

