Form 10-Q
period 2023-06-30
Data Call Technologies
filed 2023-08-14
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Emerging growth company ☐

On August 14, 2023, the Registrant had 157,498,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$187,775	$20,727
Accounts receivable	29,109	65,203
Prepaid Rent	-	1,400
Total current assets	216,884	87,330

Property and equipment	151,723	151,723
Less accumulated depreciation and amortization	148,224	147,733
Net property and equipment	3,499	3,990

Other assets	40,800	800
Total assets	$261,183	$92,120

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$19,582	$16,710
Advances from related party	1,726	1,774
Accrued expenses	356	361
Deferred revenue	169,340	0
Total current liabilities	191,004	18,845

Total liabilities	191,004	18,845

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	10	10

Common stock, $0.001 par value. Authorized 490,000,000 shares: 157,498,515 shares issued and outstanding at June 30, 2023 and at December 31, 2022	157,498	157,498
Additional paid-in capital	9,883,085	9,881,902
Accumulated deficit	(9,971,214)	(9,966,935)
Total stockholders’ equity	70,179	73,275
Total liabilities and stockholders’ equity	$261,183	$92,120

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Condensed Statements of Operations

Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues
Sales	$137,564	$150,394	$276,631	$292,261
Cost of sales	28,765	46,316	78,852	101,976
Gross margin	108,799	104,078	197,779	190,285

Selling, general and administrative expenses	103,132	91,196	201,642	189,934
Depreciation and amortization expense	246	245	491	490
Total operating expenses	103,378	91,441	202,133	190,424

Other (income) expense
Interest income	(71)	-	(75)	-
0nterest expense	-	-	-	-
Total expenses	103,307	91,441	202,058	190,424

Net income (loss) before income taxes	5,492	12,637	(4,279)	(139)

Provision for income taxes	-	-	-	-
Net income (loss)	$5,492	$12,637	$(4,279)	$(139)

Net income per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares:
Basic	157,498,515	157,498,515	157,498,515	157,498,515
Diluted	626,706,726	431,002,789

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Stockholders’ Equity

For The Six Months Ended June 30, 2023 (unaudited) and the year ended December 31, 2022

	Preferred Stock A		Preferred Stock B		Common Stock		Additional paid-in	Accumulated	Stockholders’
	shares	amount	shares	amount	shares	amount	capital	deficit	equity
Balance year ended December 31, 2021	800,000	$800	10,000	$10	157,498,515	$157,498	$9,873,906	$(9,971,717)	$60,497
Shares issued for services	-	-	-	-			7,996	-	7,996
Net Income (loss)	-	-	-	-	-	-	-	4,782	4,782
Balance year ended December 31, 2022	800,000	$800	10,000	$10	157,498,515	$157,498	$9,881,902	$(9,966,935)	$73,275
Shares issued for services	-	-	-	-	-	-	1,183	-	1,183
Net Income (loss)	-	-	-	-	-	-	-	(4,279)	(4,279)
Balance period ended June 30, 2023	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(9,971,214)	$70,179

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.

Condensed Statements of Cash Flows

Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income (loss)	$(4,279)	$(139)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	491	490
Stock-based compensation	1,183	4,274
Changes in operating assets and liabilities:
Accounts receivable	36,094	(3,802)
Prepaid Expenses	1,400	0
Accounts payable	2,872	(1,180)
Accrued Expense- related party	(5)	12
Deferred Revenue	169,340	0
Net cash provided by (used in) operating activities	207,096	(345)

Cash flows from investing activities:
Purchase of Software	(40,000)	0
Net cash used in investing activities	(40,000)	0

Cash flows from financing activities:
Advances from (payments on) related party	(48)	788
Net cash provided by (used in) financing activities	(48)	788

Net increase (decrease) in cash	167,048	443
Cash at beginning of year	20,727	13,817
Cash at end of period	$187,775	$14,260

Supplemental Cash Flow Information:
Cash paid for interest	$-	$0
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Notes to Condensed Financial Statements

June 30, 2023 (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2023 are not indicative of the results that may be expected for the year ending December 31, 2023.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2023 or December 31, 2022.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of June 30, 2023 and December 31, 2022 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	(Level 1)	(Level 2)	(Level 3)
June 30, 2023	$0	$0	$0
December 31, 2022	$0	$0	$0

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(2) Related Party Transactions

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and six months ended June 30, 2023, the Company recorded $296 and $1,183, respectively, in stock-based compensation expense. During the three and six months ended June 30, 2022, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

As of June 30, 2023 and December 31, 2022, the total due to management for past accrued salaries is $356 and $361 respectively.

As of June 30, 2023, and December 31. 2022, the total due to management included in accounts payable and advances from related party is $1,726 and $1,774.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at June 30, 2023 and December 31, 2022. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of June 30, 2023 or December 31, 2022. Unaccrued and undeclared dividends were $2,400 and $2,400 as of June 30, 2023 and June 30, 2022, respectively.

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and six months ended June 30, 2023, the Company recorded $296 and $1,183, respectively, in stock-based compensation expense. During the three and six months ended June 30, 2022, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO. During 2022 the company issued 500,000 shares to a contractor for services.

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 157,498,515 shares were issued and outstanding as of June 30, 2023 and December 31, 2022.

(4) Property and Equipment

During the six-month period ended June 30, 2022, the company paid $2,662 for the additions to PP&E.

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2023	December 31, 2022
Equipment	3-5	$119,386	$119,386
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	151,723
Less accumulated depreciation and amortization		(148,224)	(147,733)
Net property and equipment		$3,499	$3,990

(5) Deferred Revenue

Prepaid subscriptions for services are deferred and are amortized as services are provided.

	June 30, 2023	December 31,2022
Beginning Balance
Prepayment Received	$254,010	0
Less Recognized Revenue	$(84,670)	0
Deferred Revenue	$169,340	0

(6) Software Redesign

The Company has engaged a software company to implement a new system. The contract is for $100,000 of which the company is making payments ($40,000 paid through June 30, 2023) when the project is completed the company will capitalize the amount.

(7)Subsequent Events and Contingencies

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

Those early adopters of digital signage often had to realize that their digital signage hardware vendors lacked the acumen to fully provide best practice of content strategy. The tools to manage content were provided, but not the content. From our inception, Data Call recognized that early signage providers and their typical customers lacked that key component - the offering of a comprehensive content package.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Our revenues for the three months ended June 30, 2023 were $137,564, compared to $150,394 for the three-month period ended June 30, 2022, representing an decrease of $12,830 or approximately 8.53%.

Costs of sales for the three months ended June 30, 2023 were $28,765 compared to $46,316 for the three-month period ended June 30, 2022, cost of sales for the quarter decreased $17,551. This was due to the Company’s ongoing efforts to reduce costs.

Gross margins for the three months ended June 30, 2023 were $108,799 compared to $104,078 as of June 30, 2022, or 79.1% for the three-month period ended June 30, 2023 as compared to 69.2% for the three-month period ending June 30, 2022.

Operating expenses for the three months ended June 30, 2023 were $103,378 compared to $91,196 for the three-month period ended June 30, 2022, representing an increase of $11,937 from the same period in the prior year.

Net income (loss) for the three months ended June 30, 2023 was $5,492 compared to a net income of $12,637 for the three-month period ended June 30, 2022 or a net change of $5,492. The Company’s net income was due to our continuing efforts to react to the changing environment and trends.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Our revenues for the six months ended June 30, 2023 were $276,631, compared to $292,261 for the six-month period ended June 30, 2022, representing an decrease of $15,630 or approximately 5.35%. The decrease in revenues was mainly due to customers not renewing their subscriptions.

Costs of sales for the six months ended June 30, 2023 were $78,852, compared to $101,976 for the same period of the prior year. The decrease was due the costs related to the licensing and royalty expense required to provide the subscription services.

Gross margins for the six months ended June 30, 2023 were $197,779 compared to $190,285 as of June 30, 2022, or 71.5% for the six-month period ended June 30, 2023 as compared to 65.1% for the six-month period ending June 30, 2022.

Operating expenses for the six months ended June 30, 2023 were $202,133 compared to $190,424 for the six-month period ended June 30, 2022, representing an increase of $11,708 from the same period in the prior year. Net income (loss) for the six months ended June 30, 2023 was $(4,279) compared to a net income of $(139) for the six-month period ended June 30, 2022. The decrease was due to the decrease in revenues.

Liquidity and Capital Resources

As of June 30, 2023, we had total current assets of $216,884, consisting of $187,775 in cash and $29,109 in accounts receivable. had total current liabilities of $191,004 consisting or $19,582 in accounts payable, $356 in accrued expenses, and $1,726 in related party advances, and had $169,340,00 in deferred revenue.

At June 30, 2023, we had a positive working capital of $25,880 and an accumulated deficit since inception of $9,971,214. The Company had net cash provided by (used in) operating activities of $207,096 during the six-month period ended June 30, 2023, which was mainly due to a net income (loss) of $(4,279) an increase in accounts receivable of $36,094, an increase in stock compensation expense and options expense of $1,183, depreciation expense of $491, an inrease in accounts payable of $2,872, prepaid expense of $1,400 and deferred revenue of 169,340.

We had investing activities of $(40,000) during the six-month period ended June 30, 2023 related to the purchase of software. We used $48 in our financing activities during the six months ended June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended June 30, 2023 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	August 14, 2023

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	August 14, 2023

