Form 10-Q
period 2023-09-30
Data Call Technologies
filed 2023-11-14
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Emerging growth company ☐

On November 14, 2023, the Registrant had 157,498,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
	(Unaudited)	Balances
Assets
Current assets:
Cash	$95,477	$20,727
Accounts receivable	40,092	65,203
Prepaid Rent	-	1,400
Total current assets	135,569	87,330

Property and equipment	151,723	151,723
Less accumulated depreciation and amortization	148,469	147,733
Net property and equipment	3,254	3,990

Other assets	80,800	800
Total assets	$219,623	$92,120

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$21,194	$16,710
Advances from related party	4,838	1,774
Accrued expenses-related party	808	361
Deferred revenue	105,837	-
Total current liabilities	132,677	18,845

Total liabilities	132,677	18,845

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares: 157,498,515 shares issued and outstanding at September 30, 2023 and at December 31, 2022	157,498	157,498
Additional paid-in capital	9,883,085	9,881,902
Accumulated deficit	(9,954,447)	(9,966,935)
Total stockholders’ equity	86,946	73,275
Total liabilities and stockholders’ equity	$219,623	$92,120

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Condensed Statements of Operations

Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues
Sales	$138,233	$132,144	$414,864	$424,405
Cost of sales	58,469	46,997	137,321	148,973
Gross margin	79,764	85,147	277,543	275,432

Selling, general and administrative expenses	62,785	84,759	264,427	274,692
Depreciation and amortization expense	245	245	736	736
Total operating expenses	63,030	85,004	265,163	275,428

Other (income) expense
Interest income	(33)	(1)	(108)	(1)
Interest expense	-	-	-	-
Total expenses	62,997	85,003	265,055	275,427

Net income (loss) before income taxes	16,767	144	12,488	5

Provision for income taxes	-	-	-	-
Net income (loss)	$16,767	$144	$12,488	$5

Net income per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares:
Basic	157,498,515	157,498,515	157,498,515	157,498,515
Diluted	871,784,229	542,470,992	871,784,229	524,470,992

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Stockholders’ Equity

For The Nine Months Ended September 30, 2023 (unaudited) and the year ended December 31, 2022

	Preferred Stock A		Preferred Stock B		Common Stock		Additional paid-in	Accumulated	Stockholders’
	shares	amount	shares	amount	shares	amount	capital	deficit	equity
Balance year ended December 31, 2021	800,000	$800	10,000	$10	157,498,515	$157,498	$9,873,906	$(9,971,717)	$60,497
Shares issued for services	-	-	-	-	-	-	2,137	-	2,137
Net Income (loss)	-	-	-	-	-	-	-	(12,776)	(12,776)
Balance period ended March 31, 2022	800,000	$800	10,000	$10	157,498,515	$157,498	$9,876,043	$(9,984,493)	$49,858
Shares issued for services	-	-	-	-	-	-	2,137	-	2,137
Net Income (loss)	-	-	-	-	-	-	-	(12,637)	(12,637)
Balance period ended June 30, 2022	800,000	$800	10,000	$10	157,498,515	$157,498	$9,878,180	$(9,971,856)	$64,632
Shares issued for services	-	-	-	-	-	-	2,930	-	2,930
Net Income (loss)	-	-	-	-	-	-	-	144	144
Balance period ended September 30, 2022	800,000	$800	10,000	$10	157,498,515	$157,498	$9,881,110	$(9,971,712)	$67,206
Net Income (loss)	-	-	-	-	-	-	-	4,782	4,782
Balance year ended December 31, 2022	800,000	$800	10,000	$10	157,498,515	$157,498	$9,881,902	$(9,966,935)	$73,275

Shares issued for services	-	-	-	-	-	-	887	-	887
Net Income (loss)	-	-	-	-	-	-	-	(9,771)	(9,771)
Balance period ended March 31, 2023	800,000	$800	10,000	$10	157,498,515	$157,498	$9,882,789	$(9,976,706)	$64,391

Shares issued for services	-	-	-	-	-	-	296	-	296
Net Income (loss)	-	-	-	-	-	-	-	5,492	5,492
Balance period ended June 30, 2023	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(9,971,214)	$70,179
Net Income (loss)	-	-	-	-	-	-	-	16,767	16,767
Balance period ended September 30, 2023	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(9,954,447)	$86,946

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$12,488	$5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	736	736
Stock-based compensation	1,183	7,204
Changes in operating assets and liabilities:
Accounts receivable	25,111	(5,070)
Prepaid Expenses	1,400	-
Accounts payable	4,484	(8,842)
Accrued Expense- related party	447	12
Deferred Revenue	105,837	-
Net cash provided by (used in) operating activities	151,686	(5,955)

Cash flows from investing activities:
Purchase of Software	(80,000)	-
Net cash used in investing activities	(80,000)	-

Cash flows from financing activities:
Advances from related party	3,064	382
Net cash provided by (used in) financing activities	3,064	382

Net increase (decrease) in cash	74,750	(5,573)
Cash at beginning of year	20,727	13,871
Cash at end of period	$95,477	$8,244

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Notes to Condensed Financial Statements

September 30, 2023 (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2023 are not indicative of the results that may be expected for the year ending December 31, 2023.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2023 or December 31, 2022.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of September 30, 2023 and December 31, 2022 as we believe all of our receivables are fully collectable.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	(Level 1)	(Level 2)	(Level 3)
September 30, 2023	$0	$0	$0
December 31, 2022	$0	$0	$0

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

(2) Related Party Transactions

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5 year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and Nine Months ended September 30, 2023, the Company recorded $0 and $1,183, respectively, in stock-based compensation expense. During the three and Nine Months ended September 30, 2022, the Company recorded $246, and $736, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

As of September 30, 2023 and December 31, 2022, the total due to management for past accrued salaries is $808 and $361 respectively.

As of September 30, 2023, and December 31. 2022, the total due to management included in accounts payable and advances from related party is $4,838 and $1,774.

(3) Capital Stock, Warrants and Options

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which 800,000 shares of Series A convertible preferred stock are outstanding at September 30, 2023 and December 31, 2022. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of September 30, 2023 or December 31, 2022. Unaccrued and undeclared dividends were $2,400 and $2,400 as of September 30, 2023 and September 30, 2022, respectively.

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and Nine Months ended September 30, 2023, the Company recorded $0 and $1,183, respectively, in stock-based compensation expense. During the three and Nine Months ended September 30, 2022, the Company recorded $246 and $736, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2023, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO. During 2022 the company issued 500,000 shares to a contractor for services.

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 157,498,515 shares were issued and outstanding as of September 30, 2023 and December 31, 2022.

(4) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2023	December 31, 2022
Equipment	3-5	$119,386	$119,386
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	151,723
Less accumulated depreciation and amortization		(148,469)	(147,733)
Net property and equipment		$3,254	$3,990

(5) Deferred Revenue

Prepaid subscriptions for services are deferred and are amortized as services are provided.

	September 30, 2023	December 31,2022
Beginning Balance
Prepayment Received	$254,010	0
Less Recognized Revenue	$(148,173)	0
Deferred Revenue	$105,837	0

(6) Software Redesign

The Company has engaged a software company to implement a new system. The contract is for $100,000 of which the company is making payments ($80,000 paid through September 30, 2023) when the project is completed the company will capitalize the amount.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Our revenues for the three months ended September 30, 2023 were $138,233, compared to $132,144 for the three-month period ended September 30, 2022, representing an increase of $6,089 or approximately 4.60%.

Costs of sales for the three months ended September 30, 2023 were $58,469 compared to $46,997 for the three-month period ended September 30, 2022, cost of sales for the quarter decreased $11,472. This was due to the Company’s ongoing efforts to reduce costs.

Gross margins for the three months ended September 30, 2023 was $79,764 compared to $85,147 as of September 30, 2022, or 57.7% for the three-month period ended September 30, 2023 as compared to 64.4% for the three-month period ending September 30, 2022.

Operating expenses for the three months ended September 30, 2023 were $63,030 compared to $85,004 for the three-month period ended September 30, 2022, representing a decrease of $21,974 from the same period in the prior year.

Net income for the three months ended September 30, 2023 was $16,767 compared to a net income of $144 for the three-month period ended September 30, 2022 or a net change of $16,623. The Company’s net income was due to our continuing efforts to react to the changing environment and trends.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Our revenues for the Nine Months ended September 30, 2023 were $414,864, compared to $424,405 for the nine-month period ended September 30, 2022, representing a decrease of $9,541 or approximately 2.20%. The decrease in revenues was mainly due to customers not renewing their subscriptions.

Costs of sales for the Nine Months ended September 30, 2023 were $137,321, compared to $148,973 for the same period of the prior year. The decrease was due the costs related to the licensing and royalty expense required to provide the subscription services.

Gross margins for the Nine Months ended September 30, 2023 were $277,543 compared to $275,432 as of September 30, 2022, or 66.9% for the nine-month period ended September 30, 2023 as compared to 64.9% for the nine-month period ending September 30, 2022.

Operating expenses for the Nine Months ended September 30, 2023 were $26265,163 compared to $275,428 for the nine-month period ended September 30, 2022, representing a decrease of $10,265 from the same period in the prior year.

Net income (loss) for the Nine Months ended September 30, 2023 was $12,488 compared to a net income of $5 for the nine-month period ended September 30, 2022. The Company’s net income was due to our continuing efforts to react to the changing environment and trends.

Liquidity and Capital Resources

As of September 30, 2023, we had total current assets of $135,569, consisting of $95,477 in cash and $40,092 in accounts receivable. had total current liabilities of $132,677 consisting of $21,194 in accounts payable, $4,838 in related party advances, and $808 in Accrued expenses, and had $105,837 in deferred revenue.

At September 30, 2023, we had a positive working capital of $2,892 and an accumulated deficit since inception of $9,954,447. The Company had net cash provided by (used in) operating activities of $151,686 during the nine-month period ended September 30, 2023, which was mainly due to a net income (loss) of $12,488 a decrease in accounts receivable of $25,111, an increase in stock compensation expense and options expense of $1,183, depreciation expense of $736, an in increase in accounts payable of $4,484, prepaid expense of $1,400 and deferred revenue of 105,837.

We had investing activities of $(80,000) during the nine-month period ended September 30, 2023 related to the purchase of software. We had $3,064 in our financing activities during the Nine Months ended September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended September 30, 2023 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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
Date: November 14, 2023

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 14, 2023

