Form 10-Q
period 2024-03-31
Data Call Technologies
filed 2024-05-17
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

On May 17, 2024 the Registrant had 157,498,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$6,432	$36,309
Accounts receivable	54,093	25,358
Total current assets	60,525	61,667

Property and equipment	151,723	151,723
Less accumulated depreciation and amortization	(148,714)	(148,469)
Net property and equipment	3,009	3,254

Other asset in house system	100,000	100,000
Other assets	800	800
Total assets	$164,334	$165,721

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$49,906	$43,454
Accounts payable - related party	31,170	2,651
Accrued expenses	21,720	20,356
Deferred revenue	-	42,335
Total current liabilities	102,796	108,796

Total liabilities	102,796	108,796

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	10	10
Common stock, $0.001 par value. Authorized 490,000,000 shares: 157,498,515 shares issued and outstanding at March 31, 2024 and December 31, 2023	157,498	157,498
Additional paid-in capital	9,883,085	9,883,085
Accumulated deficit	(9,979,855)	(9,984,468)
Total stockholders’ equity	61,538	56,925
Total liabilities and stockholders’ equity	$164,334	$165,721

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statements of Operations

Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2024	March 31, 2023

Revenues
Sales	$138,536	$139,067
Cost of sales	52,726	50,087
Gross margin	85,810	88,980

Selling, general and administrative expenses	80,953	98,510
Depreciation and amortization expense	245	245
Total operating expenses	81,198	98,755

Other (income) expense
Interest income	(1)	(4)
Total expenses	81,197	98,751

Net income (loss) before income taxes	4,613	(9,771)

Provision for income taxes	-	-
Net income (loss)	$4,613	$(9,771)

Net loss per common share - basic and diluted:
Net loss applicable to common shareholders	$0.00	$0.00

Weighted average common shares:
Basic	157,498,515	157,498,515
Diluted	579,710,145	157,498,515

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Shareholders’ Equity

(Unaudited)

For The Three Months Ended March 31, 2024, and For The Three Months Ended March 31, 2023

							Additional		Shareholders’
	Preferred Stock A		Preferred Stock B		Common Stock		paid-in	Accumulated	equity
	shares	amount	shares	amount	shares	amount	capital	deficit	(deficit)
Balance year ended December 31, 2022	800,000	$800	10,000	$10	157,498,515	$157,498	$9,881,902	$(9,966,935)	$73,275
Sharea issued for services							877
Net Income (loss)							-	(9,771)	(9,771)
Balance year ended March 31, 2023	800,000	$800	10,000	$10	157,498,515	$157,498	$9,882,789	$(9,976,706)	$64,391
Balance year ended December 31, 2023	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(9,984,468)	$56,925
Net Income (loss)								4,613	4,613
Balance period ended March 31, 2024	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(9,979,855)	$61,538

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statements of Cash Flows

Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income (loss)	$4,613	$(9,771)
Adjustments to reconcile net income to net cash (used in) provided be operating activities:
Depreciation	245	245
Stock based compensation	-	887
Changes in operating assets and liabilities:
Accounts receivable	(28,735)	13,514
Prepaid expenses	-	1,400
Accounts payable	6,452	11,034
Accrued payable - related party	28,519	-
Accrued expenses - related party	1,364	23
Deferred revenue	(42,335)	232,842
Net cash used in operating activities	(29,877)	250,174

Cash flows from investing activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advance from related party	-	2,123
Net cash provided by financing activities	-	2,123

Net increase (decrease) in cash	(29,877)	252,297
Cash at beginning of year	36,309	20,727
Cash at end of period	$6,432	$273,024

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Notes to Condensed Financial Statements

March 31, 2024

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2024 are not indicative of the results that may be expected for the year ending December 31, 2024.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the Company’s audited financial statements and related footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2024, and December 31, 2023.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of March 31, 2024, and December 31, 2023, as we believe all of our receivables are fully collectable.

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

Advertising Costs

The cost of advertising was $0.

Research and Development

Research and development costs were $0.

Product Development Costs

Product development costs consist of cost incurred to develop the Company’s website and software for internal and external use. All system enhancement costs were accumulated and on the balance sheet for a total of $100,000.

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

Use of Estimates

The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses.

Stock-based Compensation.

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

Basic and Diluted Net Income (Loss) per Share Calculations

Income (Loss) per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The share for convertible preferred shares were used in the calculation of the income per share.

For the three months ended March 31, 2024, the Company has excluded 800,000 series A preferred shares convertible into 579,710,145 shares of common stock.

For the three months ended March 31, 2023, the Company has excluded 800,000 series A preferred shares convertible into 579,710,145 shares of common stock, During the three months ended Marh 31, 2023, the above-mentioned shares are not included in the calculation for diluted earnings per share due to the Company’s net loss because their impact on the loss per share is anti-dilutive.

Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

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

The following table presents the Company’s Assets & Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2024, and December 31, 2023:

	(Level 1)	(Level 2)	(Level 3)
March 31, 2024	$0	$0	$0
December 31, 2023	$0	$0	$0

Recent Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations,

(2) Going Concern

Although our audited financial statements for the years ended December 31, 2023 and December 31, 2022 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the years ended December 31, 2023 and December 31, 2022 contains a going concern qualification in which such firm expressed substantial doubt in our ability to continue as a going concern without additional capital from becoming available, based on the financial statements at that time. Specifically, as noted above, we have incurred an operating loss this year and have negative working capital. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

(3) Related Party Transactions

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5-year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. The total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The Company recorded $0 (March 31, 2023: $887) in stock-based compensation expense, in relation to those shares for the quarter ended March 31, 2024. The April 30, 2018 employment agreement calls for a 5-year term ending April 30, 2024, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO. For the period ending March 31, 2023 and March 31, 2024 the CEO was paid $24,500 and $24,500 and the CFO was paid $15,187 and $14,300 respectively.

As of March 31, 2024, and December 31, 2023, the total due to management for past accrued salaries is $20,000 and 20,000 respectively.

As of March 31, 2024, and December 31, 2023, the total due to management included in accounts payable is $31,170 and $2,651.

(4) Capital Stock, Warrants and Options

Series A Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 shares are outstanding at March 31, 2024 and December 31, 2023. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of March 31, 2024, and 2023 un accrued and undeclared dividends were $1,200.

Series B Preferred Stock

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5-year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. The Company recorded $0 (March 31, 2023: $887) in stock-based compensation expense, in relation to those shares for the quarter ended March 31, 2019. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2024, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO.

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 157,498,515 shares were issued and outstanding as of March 31, 2024, and December 31, 2023.

(5) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2024	December 31, 2023
Equipment	3-5	$119,386	$119,386
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	151,723
Less accumulated depreciation and amortization		(148,714)	(148,469)
Net property and equipment		$3,009	$3,254

The amount of Depreciation Expense recorded for the period ending March 31,2023 and March 31, 2024 was $245 and $245.

(6) Deferred Revenue

Prepaid subscriptions for services are deferred and are amortized as services are provided.

	March 31, 2024	December 31, 2023
Beginning Balance	$42,335	0
Prepayment Received	$0	$254,010
Less Recognized Revenue	$(42,335)	$(211,675)
Deferred Revenue	$0	$42,335

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

(8) System Integration

In June of 2023 the company started the arduous task of reconstructing our back-end systems architecture. This task was initialized to exploit the latest technological advances within our space, utilizing our data center efficiencies to further streamline our processes. The process has not been completed as of March 31, 2024. Since it has not been completed, the Company has been accumulating its cost in other assets and when completed will be capitalized and depreciated over time. The company has accumulated at this time $100,000 in costs on the balance sheet.

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

The Need for Speed - Active Content

Active and dynamic content is an integral part of digital signage presentations that must be constantly updated with timely and relevant information to attract and retain target viewers to the products, services, or messaging offered by typical Digital Signage clients. For instance, a typical presentation may contain ten 15-second loops that provide the primary message of the presentation, but the active dynamic content, such as that provided by Data Call, is updated with new information constantly throughout the day. Those seeking to add active and dynamic content to their digital signage presentations are educated and advised to subscribe to Data Call’s dynamic content rather than attempting to illegally “cut and paste” or “scrape” broadcast content or RSS Feeds “not for commercial use” of others into their digital signage presentation.

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

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

Our revenues for the three months ended March 31, 2024, were $138,536 compared to $139,067 for the three-month period ended March 31, 2023, representing a decrease of $531 or .382% during the same period in the prior year. The decrease was mainly due to not all of the renewals being completed during the first quarter of the new year.

Costs of sales for the three months ended March 31, 2024, were $52,726 compared to $50,087 for the three-month period ended March 31, 2023, which represents an increase of $2,639. Costs of sales increased due to the amount of bandwidth required to provide the subscription services.

Gross margins for the three months ended March 31, 2024, were $85,810 compared to $88,980, or 61.9% for the three-month period ended March 31, 2024, as compared to 64.0% for the three-month period ending March 31, 2023.

Selling, General and Administrative expenses for the three months ended March 31, 2024, were $80,953 compared to $98,510 for the three-month period ended March 31, 2023, representing a decrease of $17,557 from the same period in the prior year. The decrease in SG&A expenses is mainly due to a decrease in expenses and a reduction in the costs of stock. Net income for the three months ended March 31, 2024, was $4,613 compared to a net loss of $9,771 for the three-month period ended March 31, 2023. The Company’s increase in net income was due to the reduction of expenses.

Liquidity and Capital Resources

We had total current assets of $60,525 consisting of $6,432 of cash and $54,093 in accounts receivable. As of March 31, 2024, we had total current liabilities of $102,796, which represented $49,906 in accounts payable, and accrued payables related party of $52,890.

We had negative working capital of $42,271 and an accumulated deficit of $9,979,855 on March 31, 2024.

The Company had net cash provided by (used in) $(29,877) of cash for our operating activities during the three-month period ended March 31, 2024, which was mainly due to a net income of $4,613, accounts payable related party of $28,519, other current liabilities of $23,106, accounts receivables of $(28,735), accrued expenses of $1,364, depreciation of $245 and deferred revenue of $(42,335).

Due to our declining financial position, we do see a need to raise additional funds. We will continue to generate revenues and generate new revenues to try support our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended March 31, 2024, that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 17, 2024

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: May 17, 2024

