Form 10-Q
period 2024-06-30
Data Call Technologies
filed 2024-10-22
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Emerging growth company ☐

On October 17, 2024, the Registrant had 157,498,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$20,219	$36,309
Accounts receivable	61,955	25,358
Prepaid Expenses	2,100	-
Total current assets	84,274	61,667

Property and equipment	151,723	151,723
Less accumulated depreciation and amortization	(148,960)	(148,469)
Net property and equipment	2,763	3,254

Other asset in house system	100,000	100,000
Other assets	800	800
Total assets	$187,837	$165,721

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$31,510	$43,454
Accounts payable - related party	83,173	2,651
Accrued expenses	34,892	20,356
Deferred revenue	-	42,335
Total current liabilities	149,575	108,796

Total liabilities	149,575	108,796

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	10	10

Common stock, $0.001 par value. Authorized 490,000,000 shares: 157,498,515 shares issued and outstanding at June 30, 2024 and at December 31, 2023	157,498	157,498
Additional paid-in capital	9,883,085	9,883,085
Accumulated deficit	(10,003,131)	(9,984,468)
Total stockholders’ equity	38,262	56,925
Total liabilities and stockholders’ equity	$187,837	$165,721

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Condensed Statements of Operations

Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues
Sales	$125,180	$137,564	$263,717	$276,631
Cost of sales	54,588	28,765	107,314	78,852
Gross margin	70,592	108,799	156,403	197,779

Selling, general and administrative expenses	92,754	103,132	173,707	201,642
Depreciation and amortization expense	246	246	491	491
Total operating expenses	93,000	103,378	174,198	202,133

Other (income) expense
Interest income	-	(71)	-	(75)
Interest expense	868	-	868	-
Total expenses	93,868	103,307	175,066	202,058

Net income (loss) before income taxes	(23,276)	5,492	(18,663)	(4,279)

Provision for income taxes	-	-	-	-
Net income (loss)	$(23,276)	$5,492	$(18,663)	$(4,279)

Net income per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares:
Basic	157,498,515	157,498,515	157,498,515	157,498,515
Diluted	157,498,515	626,706,726	157,498,515	157,498,515

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Stockholders’ Equity

For Three Months and The Six Months Ended June 30, 2024 and 2023 (unaudited)

	Preferred Stock A		Preferred Stock B		Common Stock		Additional paid-in	Accumulated	Stockholders’
	shares	amount	shares	amount	shares	amount	capital	deficit	equity
Balance year ended December 31, 2022	800,000	$800	10,000	$10	157,498,515	$157,498	$9,881,902	$(9,966,935)	$73,275
Shares issued for services							877		877
Net Income (loss)							-	(9,771)	(9,771)
Balance year ended March 31, 2023	800,000	$800	10,000	$10	157,498,515	$157,498	$9,882,779	$(9,976,706)	$64,391

Shares issued for services	-	-	-	-	-	-	306	-	306
Net Income (loss)							-	5,492	5,492
Balance year ended June 30, 2023	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(9,971,214)	$70,179
Balance year ended December 31, 2023	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(9,984,468)	$56,925
Net Income (loss)								4,613	4,613
Balance period ended March 31, 2024	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(9,979,855)	$61,538
Net Income (loss)								(23,276)	(23,276)
Balance period ended June 30, 2024	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(10,003,131)	$38,262

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.

Condensed Statements of Cash Flows

Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income (loss)	$(18,663)	$(4,279)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	491	491
Stock-based compensation	-	1,183
Changes in operating assets and liabilities:
Accounts receivable	(36,597)	36,094
Prepaid Expenses	(2,100)	1,400
Accounts Payable	(11,944)	2,872
Accounts payable from related party	80,522	-
Accrued expenses	14,536	(5)
Deferred Revenues	(42,335)	169,340
Net cash provided by (used in) operating activities	(16,090)	207,096

Cash flows from investing activities:
Purchase of property and Equipment	-	(40,000)
Net cash used in investing activities	-	(40,000)

Cash flows from financing activities:
Principal payments on borrowing from related party	-	(48)
Net cash used in financing activities	-	(48)

Net increase (decrease) in cash	(16,090)	167,048
Cash at beginning of year	36,309	20,727
Cash at end of period	$20,219	$187,775

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Notes to Condensed Financial Statements

June 30, 2024 (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2024 are not indicative of the results that may be expected for the year ending December 31, 2024.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2024, or December 31, 2023.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of June 30, 2024 and December 31, 2023 as we believe all of our receivables are fully collectable.

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

The cost of advertising is $0.

Research and Development

Research and development costs is $0

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

Basic and Diluted Net Income (Loss) per Share Calculations

Income (Loss) per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed like basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The share for convertible preferred shares were used in the calculation of the income per share.

For the six months ended June 30, 2024, the Company has excluded 800,000 series A preferred shares convertible into 579,710,145 shares of common stock.

For the six months ended June 30, 2023, the Company has excluded 800,000 series A preferred shares convertible into 579,710,145 shares of common stock, During the six months ended June 30, 2024, the above-mentioned shares are not included in the calculation for diluted earnings per share due to the Company’s net loss because their impact on the loss per share is anti-dilutive.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2024, and December 31, 2023:

	(Level 1)	(Level 2)	(Level 3)
June 30, 2024	$-	$-	$-
December 31, 2023	$-	$-	$-

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

(3) Related Party Transactions

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and six months ended June 30, 2024, the Company recorded $0 and $0, respectively, in stock-based compensation expense. During the three and six months ended June 30, 2023, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. The April 30, 2018, employment agreements calls for a 5-year term ending April 30, 2024, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO. For the period ending June 30, 2023, and June 30, 2024 the CEO was paid $52,819 and $52,819 and the CFO was paid $15,400 and $29,283 respectively.

As of June 30, 2024, and December 31, 2023, the total due to management for past accrued salaries is $32,200 and 20,000 respectively.

As of June 30, 2024, and December 31. 2023, the total due to management included in accounts payable and advances from related party is $83,173 and $2,651.

(4) Capital Stock, Warrants and Options

Series A Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 shares are outstanding at June 30 2024 and December 31, 2023. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of June 30, 2024, and 2023 un accrued and undeclared dividends were $1,200.

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and six months ended June 30, 2024, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. During the three and six months ended June 30, 2023, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2024, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO. During 2023 the company issued 500,000 shares to a contractor for services.

Common Stock

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 157,498,515 shares were issued and outstanding as of June 30, 2024 and December 31, 2023.

(5) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2024	December 31, 2023
Equipment	3-5	$119,386	$119,386
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	151,723
Less accumulated depreciation and amortization		(148,960)	(148,469)
Net property and equipment		$2,763	$3,254

The amount of Depreciation Expense recorded for the period ending June 30 ,2024 and June 30, 2023 was $491 and $491.

(6) Deferred Revenue

Prepaid subscriptions for services are deferred and are amortized as services are provided.

	June 30 2024	December 31,2023
Beginning Balance	42,335	-
Prepayment Received	-	$254,010
Less Recognized Revenue	(42,335)	$(211,675)
Deferred Revenue	-	$42,335

(7) System Integration

In June of 2023 the company started the arduous task of reconstructing our back-end systems architecture. This task was initialized to exploit the latest technological advances within our space, utilizing our data center efficiencies to further streamline our processes. The process has not been completed as of June 30, 2024. Since it has not been completed the Company has been accumulating its cost in other assets and when completed will be capitalized and depreciated over time. The company has accumulated at this time $100,000 in costs on the balance sheet.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Our revenues for the three months ended June 30, 2024 were $125,180 compared to $137,564 for the three-month period ended June 30, 2023, representing a decrease of $12,384 or approximately 9%.

Costs of sales for the three months ended June 30, 2024 were $54,588 compared to $28,765 for the three-month period ended June 30, 2023, cost of sales for the quarter decreased $25,823. This was due to the Company’s efforts to keep our systems.

Gross margins for the three months ended June 30, 2024 were $70,592 compared to $108,799 as of June 30, 2023, or 56.4% for the three-month period ended June 30, 2024 as compared to 79.1% for the three-month period ending June 30, 2023.

Operating expenses for the three months ended June 30, 2024 were $93,000 compared to $103,378 for the three-month period ended June 30, 2023, representing a decrease of $10,378 from the same period in the prior year. Net income (loss) for the three months ended June 30, 2024 was $(23,276) compared to a net income of $5,492 for the three-month period ended June 30, 2023 . The Company’s net loss was the reduction of our revenues and the increase in cost of sales.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Our revenues for the six months ended June 30, 2024 were $263,716, compared to $276,631 for the six-month period ended June 30, 2023, representing a decrease of $12,915 or approximately 4.7%. The decrease in revenues was mainly due to customers not renewing their subscriptions.

Costs of sales for the six months ended June 30, 2024 were $107.314, compared to $78,852 for the same period of the prior year. The increase of $28,462 was due to the costs of our systems .

Gross margins for the six months ended June 30, 2024 were $156,403 compared to $197,779 as of June 30, 2023, or 59.3% for the six-month period ended June 30, 2024 as compared to 71.5% for the six-month period ending June 30, 2023.

Operating expenses for the six months ended June 30, 2024 were $174,198 compared to $202,133 for the six-month period ended June 30, 2023, representing a decrease of $27,935 from the same period in the prior year. Net income (loss) for the six months ended June 30, 2024 was $(18,663) compared to a net loss of $(4,279) for the six-month period ended June 30, 2023. The decrease was due to the decrease in revenues.

Liquidity and Capital Resources

As of June 30, 2024, we had total current assets of $84,274, consisting of $20,219 in cash and $61,955 in accounts receivable. had total current liabilities of $149,575 consisting of $ 31,510 in accounts payable, card payable of $83,173 and $34,892 in accrued expenses.

At June 30, 2024, we had negative working capital of $65,301 and an accumulated deficit since inception of $10,003,131. The Company had net cash provided by (used in) operating activities of ($16,090) during the six-month period ended June 30, 2024, which was mainly due to a net income (loss) of $(18,663) an increase in accounts receivable of $36,597, increase in prepaid expenses of $2,100 and decrease in accounts payable of $11,944, increase in related party credit card payable of $80,522, depreciation expense of $491, and accrued expense of $14,536.

We had investing activities of $0 during the six-month period ended June 30, 2024. We used $0 in our financing activities during the six months ended June 30, 2024.

Due to our strong financial position we do see a need to raise additional funds. We will continue to not to generate sufficient revenues and generate new revenues to support our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended June 30, 2024 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	October 22, 2024

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	October 22, 2024

