Form 10-Q
period 2024-09-30
Data Call Technologies
filed 2024-11-12
CIK 1321828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Emerging growth company ☐

On November 12, 2024, the Registrant had 157,498,515 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Data Call Technologies, Inc.

Condensed Balance Sheets

September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$22,437	$36,309
Accounts receivable	66,814	25,358
Prepaid Expenses	840	-
Total current assets	90,091	61,667

Property and equipment	151,723	151,723
Less accumulated depreciation and amortization	(149,205)	(148,469)
Net property and equipment	2,518	3,254

Other asset in house system	100,000	100,000
Other assets	800	800
Total assets	$193,409	$165,721

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$40,137	$43,454
Accounts payable - related party	76,595	2,651
Accrued expenses	46,992	20,356
Deferred revenue	-	42,335
Total current liabilities	163,724	108,796

Total liabilities	163,724	108,796

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares: Series A 12% Convertible - 800,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	800	800
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: Series B - 10,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	10	10

Common stock, $0.001 par value. Authorized 490,000,000 shares: 157,498,515 shares issued and outstanding at September 30, 2024 and at December 31, 2023	157,498	157,498
Additional paid-in capital	9,883,085	9,883,085
Accumulated deficit	(10,011,708)	(9,984,468)
Total stockholders’ equity	29,685	56,925
Total liabilities and stockholders’ equity	$193,409	$165,721

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Condensed Statements of Operations

Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues
Sales	$120,125	$138,233	$383,841	$414,864
Cost of sales	55,788	58,469	163,102	137,321
Gross margin	64,337	79,764	220,739	277,543

Selling, general and administrative expenses	71,380	62,785	245,087	264,427
Depreciation and amortization expense	245	245	736	736
Total operating expenses	71,625	63,030	245,823	265,163

Other (income) expense
Interest income	-	(33)	-	(108)
Interest expense	1,289	-	2,157	-
Total expenses	72,914	62,997	247,980	265,055

Net income (loss) before income taxes	(8,577)	16,767	(27,240)	12,488

Provision for income taxes	-	-	-	-
Net income (loss)	$(8,577)	$16,767	$(27,240)	$12,488

Net income per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares:
Basic	157,498,515	157,498,515	157,498,515	157,498,515
Diluted	157,498,515	871,784,229	157,498,515	871,784,229

The accompanying notes are an integral part of these financial statements.

Data Call Technologies, Inc.

Condensed Statement of Stockholders’ Equity

For Three Months and The Nine Months Ended September 30, 2024 and 2023 (unaudited)

	Preferred Stock A		Preferred Stock B		Common Stock		Additional paid-in	Accumulated	Stockholders’
	shares	amount	shares	amount	shares	amount	capital	deficit	equity
Balance year ended December 31, 2022	800,000	$800	10,000	$10	157,498,515	$157,498	$9,881,902	$(9,966,935)	$73,275
Shares issued for services							877		877
Net Income (loss)							-	(9,771)	(9,771)
Balance year ended March 31, 2023	800,000	$800	10,000	$10	157,498,515	$157,498	$9,882,779	$(9,976,706)	$64,391

Shares issued for services	-	-	-	-	-	-	306	-	306
Net Income (loss)							-	5,492	5,492
Balance year ended June 30, 2023	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(9,971,214)	$70,179
Net Income (loss)							-	16,767	16,767
Balance year ended September 30, 2023	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(9,954,447)	$86,946

Balance year ended December 31, 2023	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(9,984,468)	$56,925
Net Income (loss)								4,613	4,613
Balance period ended March 31, 2024	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(9,979,855)	$61,538
Net Income (loss)								(23,276)	(23,276)
Balance period ended June 30, 2024	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(10,003,131)	$38,262
Net Income (loss)								(8,577)	(8,577)
Balance period ended September 30, 2024	800,000	$800	10,000	$10	157,498,515	$157,498	$9,883,085	$(10,011,708)	$29,685

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES INC.

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income (loss)	$(27,240)	$12,488
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	736	736
Stock-based compensation	-	1,183
Changes in operating assets and liabilities:
Accounts receivable	(41,456)	25,111
Prepaid Expenses	(840)	1,400
Accounts Payable	(3,317)	4,484
Accounts payable from related party	73,944	447
Accrued expenses	26,636	-
Deferred Revenues	(42,335)	105,837
Net cash provided by (used in) operating activities	(13,872)	151,686

Cash flows from investing activities:
Purchase of property and Equipment	-	(80,000)
Net cash used in investing activities	-	(80,000)

Cash flows from financing activities:
Principal payments on borrowing from related party	-	3,064
Net cash used in financing activities	-	3,064

Net increase (decrease) in cash	(13,872)	74,750
Cash at beginning of year	36,309	20,727
Cash at end of period	$22,437	$95,477

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DATA CALL TECHNOLOGIES, INC.

Notes to Condensed Financial Statements

September 30, 2024 (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended September 30, 2024 are not indicative of the results that may be expected for the year ending December 31, 2024.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2024, or December 31, 2023.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 as of September 30, 2024 and December 31, 2023 as we believe all of our receivables are fully collectable.

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

For the Nine Months ended September 30, 2024, the Company has excluded 800,000 series A preferred shares convertible into 579,710,145 shares of common stock.

For the Nine Months ended September 30, 2023, the Company has excluded 800,000 series A preferred shares convertible into 579,710,145 shares of common stock, During the Nine Months ended September 30, 2024, the above-mentioned shares are not included in the calculation for diluted earnings per share due to the Company’s net loss because their impact on the loss per share is anti-dilutive.

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

The following table presents the Company’s Assets and Liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2024, and December 31, 2023:

	(Level 1)	(Level 2)	(Level 3)
September 30, 2024	$-	$-	$-
December 31, 2023	$-	$-	$-

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

(3) Related Party Transactions

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and Nine Months ended September 30, 2024, the Company recorded $0and $0, respectively, in stock-based compensation expense. During the three and Nine Months ended September 30, 2023, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. The April 30, 2018, employment agreements calls for a 5-year term ending April 30, 2024, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO. For the period ending September 30, 2023, and September 30, 2024 the CEO was paid $79,192 and $79,192 and the CFO was paid $15,400 and $44,083 respectively.

As of September 30, 2024, and December 31, 2023, the total due to management for past accrued salaries and bonuses is $45,300 and 20,000 respectively.

As of September 30, 2024, and December 31. 2023, the total due to management included in accounts payable and advances from related party is $76,595 and $2,651.

(4) Capital Stock, Warrants and Options

Series A Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share, of which 800,000 shares are outstanding at September 30 2024 and December 31, 2023. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Each share of Series A Preferred Stock shall bear a preferential dividend of twelve percent (12%) per year and is convertible into a number shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) based upon Fifty (50%) percent of the average closing bid price of the Common Stock During the ten (10) day period prior to the conversion. The Company has not declared or accrued any dividends and as of September 30, 2024, and 2023 un accrued and undeclared dividends were $1,200.

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

During the second quarter of 2018, the Company issued unregistered shares as follows: (i) 3,500,000 restricted shares to Tim Vance, the Company’s CEO, in connection with the execution of a new 5-year employment agreement; and 2,000,000 restricted shares to Gary Woerz, the Company’s CFO, in connection with the execution of a new 5 year employment agreement. The restricted shares were valued at $0.0034 per share using the closing price of the stock on the date of grant. Total expense associated with the issuances is calculated at $18,700 to be recognized over the 5-year term of the agreements. During the three and Nine Months ended September 30, 2024, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. During the three and Nine Months ended September 30, 2023, the Company recorded $887 and $1,774, respectively, in stock-based compensation expense. The April 30, 2018 employment agreements calls for a 5-year term ending April 30, 2024, annual compensation of $98,000 per year for services as CEO, annual compensation of $57,200 per year for services as CFO. During 2023 the company issued 500,000 shares to a contractor for services.

Common Stock

The Company is authorized to issue up to 490,000,000 shares of Common Stock, of which 157,498,515 shares were issued and outstanding as of September 30, 2024 and December 31, 2023.

(5) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2024	December 31, 2023
Equipment	3-5	$119,386	$119,386
Office furniture	7	21,681	21,681
Leasehold improvements	3	10,656	10,656
		151,723	151,723
Less accumulated depreciation and amortization		(149,205)	(148,469)
Net property and equipment		$2,518	$3,254

The amount of Depreciation Expense recorded for the period ending September 30 ,2024 and September 30, 2023 was $736 and $736.

(6) Deferred Revenue

Prepaid subscriptions for services are deferred and are amortized as services are provided.

	September 30 2024	December 31,2023
Beginning Balance	42,335	-
Prepayment Received	-	$254,010
Less Recognized Revenue	(42,335)	$(211,675)
Deferred Revenue	-	$42,335

(7) System Integration

In June of 2023 the company started the arduous task of reconstructing our back-end systems architecture. This task was initialized to exploit the latest technological advances within our space, utilizing our data center efficiencies to further streamline our processes. The process has not been completed as of September 30, 2024. Since it has not been completed the Company has been accumulating its cost in other assets and when completed will be capitalized and depreciated over time. The company has accumulated at this time $100,000 in costs on the balance sheet.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Our revenues for the three months ending September 30, 2024, were $120,125 compared to $138,233 for the three-month period ended September 30, 2023, representing a decrease of $18,107 or approximately 13.1%.

Costs of sales for the three months ended September 30, 2024, were $55,788 compared to $58,469 for the three-month period ended September 30, 2023, cost of sales for the quarter decreased $2,681. This was due to the Company’s efforts to keep our systems.

Gross margins for the three months ending September 30, 2024, were $64,337 compared to $79,964 as of September 30, 2023, or 53.6% for the three-month period ended September 30, 2024, as compared to 57.7% for the three-month period ending September 30, 2023.

Operating expenses for the three months ending September 30, 2024, were $71,625 compared to $63,030 for the three-month period ending September 30, 2023, representing an increase of $8,596 from the same period in the prior year. Net income (loss) for the three months ended September 30, 2024, was $(8,577) compared to a net income of $16,767 for the three-month period ended September 30, 2023. The Company’s net loss was the reduction of our revenues and the increase in operating expenses.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Our revenues for the Nine Months ending September 30, 2024, were $383,841, compared to $424,864 for the nine-month period ended September 30, 2023, representing a decrease of $31,022 or approximately 7.5%. The decrease in revenues was mainly due to customers not renewing their subscriptions.

Costs of sales for the Nine Months ended September 30, 2024, were $163,102, compared to $137,321 for the same period of the prior year. The increase of $25,781 was due to the costs of our systems.

Gross margins for the Nine Months ending September 30, 2024, were $220,739 compared to $277,543 as of September 30, 2023, or 57.5% for the nine-month period ended September 30, 2024, as compared to 66.9% for the six-month period ending September 30, 2023.

Operating expenses for the Nine Months ended September 30, 2024, were $245,823 compared to $265,163 for the nine-month period ended September 30, 2023, representing a decrease of $19,340 from the same period in the prior year. Net income (loss) for the Nine Months ended September 30, 2024, was $(27,240) compared to a net profit of $12,488 for the nine-month period ended September 30, 2023. The decrease was due to the decrease in revenues.

Liquidity and Capital Resources

As of September 30, 2024, we had total current assets of $90,091, consisting of $22,437 in cash and $66,814 in accounts receivable. had total current liabilities of $163,724 consisting of $ 40,137 in accounts payable, accounts payable RP of $76,595 and $46,992 in accrued expenses.

At September 30, 2024, we had negative working capital of $73,633 and an accumulated deficit since inception of $10,011,708. The Company had net cash provided by (used in) operating activities of ($13,872) during the nine-month period ended September 30, 2024, which was mainly due to a net income (loss) of $(27,240) an increase in accounts receivable of $41,456, increase in prepaid expenses of $840 and decrease in accounts payable of $3,317, increase in related party payable of $73,944, depreciation expense of $736, and accrued expense of $26,636.

We had investing $0 during the nine-month period ended September 30, 2024. We used $0 in our financing activities during the Nine Months ended September 30, 2024.

Due to our poor financial position, we do see a need to raise additional funds. We will continue to not to generate sufficient revenues and generate new revenues to support our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the three-month period ended September 30, 2024 that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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

DATA CALL TECHNOLOGIES INC.

By:	/s/ Timothy E. Vance
Timothy E. Vance
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	November 12, 2024

By:	/s/ Gary Woerz
Gary Woerz
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	November 12, 2024

